Form 10QSB
period 1996-07-31
SEMICON TOOLS INC /NV/
filed 1996-09-12
CIK 794998

September 6, 1996


VIA EDGAR

U. S. Securities and Exchange Commission
450 Fifth Street, NW
Washington, D.C. 10549

Re:  Semicon Tools Inc.
         Form 10-QSB
         File No. 0-28698

Dear Sirs:

On behalf of Semicon Tools Inc. (the "Company"), I hereby submit for electronic filing, pursuant to Rule 101 of Regulation S-T under the Securities Act of 1933, as amended, the following document:

1.       Form 10-QSB for the fiscal quarter ended July 31, 1996.





Please do not hesitate to call me if I can be of any assistance.


Very truly yours,



Mark Gasarch

MG:mg
Enc.

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 10-QSB

              (X)     Quarterly Report Pursuant to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

                      For the quarterly period ended      July 31, 1996

                                       or

              ( )     Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1939

                      For the transition period from              to


Commission File Number: 0-28698




                               SEMICON TOOLS, INC.
              (Exact name of small business issuer as specified in its charter)




          Nevada                                77-0082545
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)             Identification Number)


                 111 Business Park Drive, Armonk, New York 10504

                    (Address of principal executive offices)


Issuer's telephone number, including area code:         (914) 636-4325
                                                      -----------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                  Yes X   No


Indicate the number of Shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.


            Class                                Outstanding at July 31, 1996

Common Stock, par value $.001
 per share                                               8,242,500

                                      INDEX


Part I.   Financial Information


   Item 1.  Condensed consolidated financial statements:

         Balance sheet as of July 31, 1996                                 F-2

         Consolidated statement of operations for six and three
           months ended July 31, 1996                                      F-3

         Consolidated statement of cash flows for six and three
           months ended July 31, 1996                                      F-4

         Consolidated statement of shareholders' equity as
           of July 31, 1996                                                F-5


         Notes to condensed consolidated financial statements       F-6 - F-12


   Item 2.  Management's discussion and analysis of
                 financial condition



Part II.  Other information


   Signatures

                      SEMICON TOOLS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                  JULY 31, 1996

                                   (UNAUDITED)




                                     ASSETS

Current assets:
  Cash                                                             $  128,824
  Notes receivable affiliate KBR (Malaysia) (Note 4)                   63,000
  Accounts receivable, less allowance
   for doubtful accounts of $6,000                                    182,409
  Inventory                                                           284,216
  Due from officers                                                     6,620
  Prepaid expenses and other assets                                    41,777
                                                                    ----------

    Total current assets                                              706,846

Property and equipment (Note 3)                                       245,194
                                                                    ----------

Other assets:
  Investment in foreign subsidiary (Note 4)                           219,196
  Goodwill, net of amortization                                       103,916
  Other assets                                                         10,191
                                                                    ----------
                                                                      333,303
                                                                      -------

                                                                   $1,285,343
                                                                   ==========



                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt (Note 8)                       $   38,551
  Notes payable, shareholders (Note 9)                                 90,313
  Accounts payable                                                     75,348
  Accrued expenses                                                      5,913
  Accrued interest                                                    172,584
  Payroll taxes payable                                                 1,493
                                                                     ----------

    Total current liabilities                                         384,202

Long term debt, net of current portion (Note 8)                       170,000
                                                                     ----------

Commitments and contingencies (Note 6)

Shareholders' equity
  Common stock par value $.001; 100,000,000
   shares authorized 8,242,500 shares issued and
   outstanding (Note 7)                                                 8,243
  Additional paid in capital                                        2,567,397
  Retained earnings (deficit)                                     ( 1,844,499)
                                                                    ----------
                                                                      731,141
                                                                      -------

                                                                   $1,285,343
                                                                   ==========




   See  notes  to  condensed   consolidated  financial statements.
                                                                          F-2

                      SEMICON TOOLS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)

                SIX AND THREE MONTHS ENDED JULY 31, 1996 AND 1995

                                    (AUDITED)







                                Six months ended             Three months ended
                                    July 31                           July 31
                             1996         1995             1996         1995
                                       (Restated                     (Restated
                                         Note 14)                     Note 14)
                         ---------     -----------       ----------  ----------

Net sales               $ 747,002     $  536,475         $ 370,535  $ 288,536

Cost of sales             209,802        134,867           106,225     70,697
                        ---------      ----------        ----------  ----------

Gross profit              537,200        401,608           264,310    217,839

Selling, general and
 administrative expenses  442,945        495,995           231,541    272,317
                         ---------      ----------      ----------   ----------

Income (loss)
 from operations           94,255      (  94,387)          32,769   (  54,478)
                         ---------      ----------      ----------  ----------

Other income (expenses):
  Rental income                             3,500                    (    350)
  Interest expense     (   17,902)      (  23,473)       (  6,711    ( 10,783)
                         ---------      ----------      ----------  ----------
                       (   17,902)      (  19,973)       (  6,711)   ( 11,133)
                         ---------      ----------      ----------   ----------

Income (loss) before
 income taxes              76,353       ( 114,360)         26,058    ( 65,611)
                         ---------      ----------      ----------  ----------

Income tax expense (benefit)
   (Note 10)
  Current                  22,905                           6,253
  Deferred             (   22,905)                    (     6,253)
                         ---------       ----------      ----------    --------


Net income (loss)       $  76,353      ($  114,360)    $   26,058 ($   65,611)
                         =========       ==========      =========   ==========

Income (loss) per
 common share           $    0.01      ($     0.03)    $     0.00    ($   0.02)
                         =========      ===========     ==========   ==========

Weighted average number
 of common shares
 outstanding (Note 13)   7,685,749       3,725,500     11,497,388    3,687,055
                         =========      ===========    ==========    =========












  See  notes  to  condensed   consolidated  financial statements
                                                                             F-3

                      SEMICON TOOLS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                     SIX MONTHS ENDED JULY 31, 1996 AND 1995

                                   (UNAUDITED)


                                                         1996           1995
                                                                       (Restated
                                                                        Note 14)
Cash flows from operating activities:
  Net income (loss)                                   $ 76,353       ($114,360)
Adjustments to reconcile net income to
 cash provided from operating activities:
  Depreciation and amortization                          6,750          13,251
  Compensatory stock issued                              7,500          43,650

Change in operating assets and liabilities:
  Increase in accounts receivable                    (  10,932)      (  31,778)
  Increase in inventories                            (  23,723)      (  11,466)
  (Increase) decrease in prepaid expenses
   and other current assets                          (  41,147)        153,742
  (Decrease) increase in accounts payable
   accrued expenses and payroll taxes payable        ( 151,801)          3,179
                                                      --------         --------

      Net cash used in operating expenses            ( 137,000)         56,218
                                                      --------         --------

Investing activities, use of cash,
 increase in other assets                           (     550)
                                                      --------

Financing activities:
  Source of cash:
    Proceeds from sale of stock                       268,125


  Use of cash:
    Decrease in notes payable                                        (  10,186)
    Decrease in notes payable, shareholders'        (  17,487)       (  11,099)
    Payment of long term debt                       (  23,130)       (  14,139)
                                                     --------          --------

      Net cash provided from financing activities     227,508        (  35,424)
                                                     --------          --------

Net increase in cash                                  89,958            20,794

Cash, beginning of year                               38,866               891
                                                     --------          --------

Cash, end of year                                   $128,824          $ 21,685
                                                    ========          ========
 Supplemental disclosures of cash flow information: Cash paid during the year for:

    Interest                                        $  2,320          $  4,254
                                                    ========          ========
    Income taxes
                                                    ========          ========


Supplemental schedule of non-cash investing and financing activities:
  Issuance of common stock for purchase of
   subsidiary (Note 12)                             $274,338
  Issuance of common stock for conversion of debt,
   agreements, services and payment of interest        7,500           43,650
                                                     --------         --------
                                                    $281,838         $ 43,650
                                                    ========          ========





   See  notes  to  condensed  consolidated  financial statements.
                                                                          F-4

                      SEMICON TOOLS, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                         SIX MONTHS ENDED JULY 31, 1996
                                   (UNAUDITED)

                                                                           Total
                                             Additional     Retained    Share-
                                   Common      paid in      earnings   holders'
                         Shares     Stock      capital     (deficit)    Equity
Balance at
 Jan. 31, 1994         2,520,000   $2,520    $1,362,855  ($1,323,782) $ 41,593

Stock issued for
 services                  5,000        5         2,497                  2,502

Stock issued for
 settlement agreement     50,000       50        24,950                 25,000

Sale of stock            350,000      350        99,650                100,000

Stock issued for
 services                760,000      760       379,240                380,000

Net loss for the year
 ended Jan. 31, 1995                                      ( 267,231) ( 267,231)
                        ---------   ------   ----------   ----------  --------

Balance at
 Jan. 31, 1995          3,685,000    3,685    1,869,192 ( 1,591,013)   281,864

Stock issued for
 settlement of
 accounts payable         600,000      600       73,050                 73,650

Stock issued for
 consulting services      150,000      150        9,900                 10,050

Shares issued for
 exchange of loans        670,000      670       39,330                 40,000

Sale of stock              62,500       63       23,375                 23,438

Net loss for the year
 ended Jan. 31, 1996                                     (  329,839) ( 329,839)
                         ---------    ------   ---------- ----------  --------

Balance at
 Jan. 31, 1996           5,167,500  $ 5,168   $2,014,847 ($1,920,852) $ 99,163

Issuance of stock on
 exercise of stock
 options (Note 6)        2,550,000    2,550      237,450               240,000

Sale of stock (Note 7)      75,000       75       28,050                28,125

Issuance of stock for
 consulting services
 (Note 7)                  150,000      150        7,350                 7,500

Issuance of stock
 regarding acquisition
 of subsidiary
 (Notes 2, 7 and 12)       300,000      300      279,700               280,000

Net income for the
 six months ended
 July 31, 1996                                                76,353    76,353
                         ---------    ------   ----------  ----------  --------

Balance at
 July 31, 1996           8,242,500    $8,243   $2,567,397 ($1,844,499 $731,141
                         =========    ======   ==========  ========== ========



        See  notes  to  condensed   consolidated  financial statements.
                                                                          F-5

                      SEMICON TOOLS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS







     1. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the six months ended is not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended January 31, 1996 included in its Annual Report filed on Form 10-KSB.


2.  Organization of the Company:

      Semicon Tools, Inc. (the "Company"), a Nevada corporation, is primarily in the business of selling small precision disposable diamond tools used to manufacture electronic components and devices.

      One of the Company's wholly-owned subsidiaries,  East Coast Sales Company,
        Inc. ("ECS") is a Connecticut corporation which distributes and fabricates technical ceramic products and distributes clean room supplies and tools. This Company, which was acquired on January 26, 1990, was accounted for in a manner similar to the pooling of interests method of accounting. The total cost of the acquisition, $309,000, was paid for by the issuance of a $300,000 note, bearing interest at 10% per annum, and the issuance of 9,000,000 shares of the Company's $.001 par value common stock.

      OnJune 22, 1996, the Company  purchased the assets of DTI Technology,  SDN
        BHD (DTI). DTI's product line is similar to that of Semicon Tools, Inc. The total cost of the acquisition, $280,000, was paid for by the issuance of 300,000 shares of the Company's $.001 par value common stock with a negotiated fair value of $.93 per share.


3.  Property and equipment:

    Major classifications of property and equipment are as follows:

                 Manufacturing equipment                           $193,923
                 Other equipment and technology                     451,665
                 Office equipment                                    20,535
                                                                   --------
                                                                         666,123
                 Less accumulated depreciation                      420,929
                                                                    -------

                                                                        $245,194
                                                                    ========

                      SEMICON TOOLS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



4.  Investment in foreign affiliate:

     As of January 31, 1996, the Company had a 9 1/4% interest in KBR (Malaysia) SDN. BHD., a foreign affiliate, which manufactures products sold by the Company. This investment is recorded under the equity method of accounting since the Company exercises significant influence over its operating and financial activities. During the six months ended July 31, 1996, this affiliate relocated its manufacturing facilities and operations were minimal, accordingly, the Company has not recorded any equity in operations for the year.


     During the year ended January 31, 1993, the Company sold non-exclusive rights to certain processing and manufacturing technology to this affiliate. This sale included processing technology and patent rights for the manufacture of hub and hubless diamond dicing blades. The value assigned to this technology was $200,000 for which payment was received in the form of 500,000 shares of the affiliate's common stock.

     In addition to the sale of technology, the Company also sold machinery and equipment, reflected in the books of the Company at a net book value of $17,367, to this affiliate, for aggregate proceeds of $68,463.

5.  Common stock options:

     On March 6, 1996 the Company entered into an investment agreement for a three year term. The consultant shall assist management in broadening the Company's exposure to the financial community and securing necessary funding to meet its needs according to the terms of the agreement. The consultant shall be compensated by having the option to purchase up to 6,000,000 of the Company's common shares at prices varying from $.10 to $1.75 during the period commencing on March 6, 1996 and ending September 30, 1996. Either party may terminate this agreement upon notice to the other. As of July 31, 1996, 2,550,000 shares had been issued for $240,000.


6.  Commitments and contingencies:

     The Company is currently obligated under a lease agreement for office and manufacturing facilities. This lease, which expires on May 31, 1998, requires the following future minimum rental payments:

                           July 31, 1997                 $40,010
                           July 31, 1998                  34,925
                                                         -------
                                                         $74,935
                                                         =======

     Rent expense for the six months ended July 31, 1996 and 1995 amounted to $19,282 and $18,750, respectively.

     The Company also leases three vehicles under operating leases with terms expiring through 1998. Total lease expense was $7,938 for the six months ended July 31, 1996 and 1995.

      Future minimum rentals are as follows:

                           1996                         $11,907
                           1997                           5,762
                                                         -------
                                                        $17,669
                                                        =======

                      SEMICON TOOLS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS








6.  Commitments and contingencies (continued):

     On December 1, 1995, the Company signed a letter of intent with Ling Dynamic SDN BHN and Cable-Vision Technologies (M) SDN BHN. Semicon Tools, Inc. is to exchange 5,000,000 of its common stock for 100% ownership in Ling Dynamic. For a 100% ownership in Cable-Vision Technologies, Semicon intends to issue 3,000,000 of its common shares and also remit $2,500,000. This letter of intent is not a binding agreement. Management feels at this time that the consummation of either letter of intent is not probable.

     The Company has entered into written sales agreements with two employees. The agreements are on a year to year basis and call for the payment of commissions, varying from 1 to 4 percent, on the sale of selected products.


     On April 8, 1996, the Company reached a settlement with their prior accountants of fees due from the Company. The agreement calls for monthly installments of $4,000 commencing April 1, 1996 and ending on September 1, 1996 for a total $24,000. The balance reflected at January 31, 1996 on the Company's accounts payable was $28,068. The books at July 31, 1996 have been adjusted to reflect this settlement.


7.    Common stock:

     During the six months ended July 31, 1996, the Company issued shares of its common shares in non-cash transactions as follows:


                              Number
                                of        Total
 Date      Issuee             shares      Value   Reason for issuance

03/05/96  Richard Staper     100,000   $  5,000   Consulting services

03/05/96  Richard Korlinchak  50,000      2,500   Consulting services

06/22/96  Lee Beng Wang      100,000     93,000   Acquisition of DTI Technology

06/22/96  LS Technology       50,000     47,000   Acquisition of DTI Technology

06/22/96  Eugene Pian        150,000    140,000   Acquisition of DTI Technology
                             -------   --------

                             450,000   $287,500
                             =======   ========


       The Company sold 2,625,000 common shares during the six month period ended July 31, 1996 for $268,125.

                      SEMICON TOOLS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS








8.      Long-term debt:
                                                 Long-term   Current
                                          Rate    Portion    Portion   Maturity


         Note payable, Citibank     (a)     10%              $38,551      1998

         Note payable, shareholders (b) 13.5%-15% $170,000                1998
                                                  --------   -------
                                                  $170,000   $38,551


     (a) Note payable to Citibank is payable in monthly installments of $3,855 including interest. The note is collateralized by all assets of the Company and guaranteed by its principle shareholder. As of July 31, 1996, the Company was in default of certain financial covenants as required under its loan agreements with the bank. The lender has waived compliance with these ratios for the above mentioned period.


        (b) Notes payable to two shareholders in the aggregate amount of $170,000. These notes are subordinate to the borrowing from Citibank and will become due when the bank is paid in full.


        The maturities of these loans are as follows:


                            July 31, 1997                        $ 38,551
                            July 31, 1998                         170,000
                                                                  --------

                                                                        $208,551
                                                                  ========


9.      Notes payable, shareholders:

        Notes payable consist of the following past due obligations. The terms of these notes have not been extended and are payable on demand:

         Notes payable to shareholders were payable in monthly installments of $2,326, including interest at 14%. The note matured in July 1994 and amounted to $87,313.

     Demand note payable to shareholder carries interest at 10% and amounted to $3,000.

        Shareholders have not demanded payment in the current year.

                      SEMICON TOOLS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






10.     Income taxes:

        As of July 31, 1996 the Company had net operating loss carryovers of approximately $1,900,000 expiring in various years through 2008.

        Effective  February 1, 1993, the Company adopted  Statement of Financial
         Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), the cumulative effect of which was not material to the consolidated financial statements and is therefore not presented separately. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date; this effect was immaterial during the period ending July 31, 1996 and 1995. The deferred tax asset less the deferred tax liabilities has been reduced by a valuation allowance equal to the net tax benefit from the net operating loss carryovers.


        Provision for income taxes:

                                                      1996                1995
                                                      ----                ----

                  Current                          $ 22,905            $      0
                  Deferred                        (  22,905)
                                                  -----------          --------
                  Total                            $      0            $      0
                                                   ==========          ========





        The component of deferred income tax expense (benefit) is as follows:


                  Tax benefit of net operating
                    loss carryfoward               ($ 22,905)         $      0
                                                    ========           ========


        The components of deferred tax assets and liabilities is as follows:

                  Deferred tax asset:

                    Net operating loss carryfoward  $570,000           $592,905
                                                    --------           --------

                     Total deferred tax asset        570,000            592,905

                    Valuation allowance            ( 570,000)         ( 592,905)
                                                    --------           --------

                                                    $      0           $      0
                                                    ========           ========

                      SEMICON TOOLS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




11.     Consulting agreements:

     As of December 30, 1994, the Company entered into an agreement for consulting services to advise and assist it in its ongoing business, investor and financial public relations. Such services are to include, as necessary and as authorized by the client, the preparation of a business plan, the development of new business, press relations, releases and conferences, distribution of the Company's financial reports and the making of both individual and business contracts. The agreement is for a one year term with the consultant to receive compensation of $380,000 in the form of 760,000 shares of common stocks, valued at $.50 per share. The agreement may be terminated by either party by notice or if either party has failed to comply with any of the terms, conditions or provisions of the agreement. As of July 31, 1996, the agreement was no longer in force.

     The Company also entered into an investment banking consultant agreement effective December 31, 1994 for a period of thirty-six months. The consultant shall advise the Company on capital structure, make introductions to financial institutions and provide advice of financing strategies and special projects. The consultant shall be compensated on a per introduction basis using the Lehman formula (5-4-3-2-1). As of July 31, 1996 no renumeration had been paid, nor were any amounts owed to this consultant.


12.     Acquisition of subsidiary:

     On June 22, 1996, the Company acquired 100% of the assets of DTI Technology, SDN, BHD for a total cost of $280,000. The Company issued 300,000 of its common shares to the shareholders of DTI Technology. The condensed balance sheet of DTI Technology, SDN BHD at June 22, 1996 was as follows:


                                  BALANCE SHEET

                                     ASSETS

                 Current assets                                $138,826
                 Property and equipment                         180,681
                                                                -------

                    Total assets                               $319,507
                                                               ========


                      LIABILITIES AND SHAREHOLDERS" EQUITY


                 Current liabilities                          $ 32,892
                 Shareholders' equity                          286,615
                                                               -------

                  Total liabilities and shareholders' equity  $319,507
                                                              ========


     The assets and liabilities of DTI have been included in the consolidated balance sheet at July 31, 1996. The results of operations for DTI for the period June 22, 1996 to July 31, 1996 were insignificant and had no material effect on the consolidated income statement for the six months ended July 31, 1996.

                      SEMICON TOOLS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS









13.     Reconciliation of shares used in computation of earnings per share:

                                                  Six month        Three months
                                                    ended             ended
                                                July 31, 1996     July 31, 1996
                                                -------------     -------------

            Weighted average shares actually
              outstanding                         6,246,166         8,047,388

            Common stock options                  1,439,583         3,450,000
                                                  ---------        ----------

            Primary and fully diluted weighted
              average common shares outstanding   7,685,749        11,497,388
                                                  =========        ==========



14.     Restated financial statements for July 31, 1995:


     The Company has restated the financial statements as of July 31, 1995 to reflect an error in interest expense. This change resulted in an increase in net income of $22,365 for the six and three months ended July 31, 1996.

                                            PART II - OTHER INFORMATION


Item 1. - Legal Proceedings                                          None

Item 2. - Changes in Securities                                      None

Item 3. - Defaults Upon Senior Securities                            None

Item 4. - Submission of Matters to a Vote of                         None
                  Security Holders

Item 5. - Other Information

         On July 11, 1996 the Company entered into an Acquisition Agreement with Cable-Vision Technologies (M) Sdn Bhd ("Cable"), a Malaysian corporation, and the majority shareholders of Cable pursuant to which the Company would acquire certain assets of Cable in exchange for 3,000,000 of its common shares and a cash payment of $2,500,000. There can be no assurance that the Company can raise the $2,500,000 cash payment prior to the proposed September 30, 1996 closing date.

Item 6. - (a) Exhibits

                  10.1              Acquisition Agreement

                  (b) Reports on Form 8-K                             None

                         SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:                               SEMICON TOOLS INC.
September 5, 1996                   (Registrant)


                  By_/s/ Eugene J. Pian________________________
                                    Eugene J. Pian,  President and Principal
                                                     Executive Officer


                  By_/s/ Craig Pian____________________________
                     Craig Pian, Vice President, Treasurer,
                                                    Principal Financial and
                                                    Accounting Officer