Form 10QSB
period 1996-10-31
SEMICON TOOLS INC /NV/
filed 1996-12-11
CIK 794998

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 10-QSB


              (X)     Quarterly Report Pursuant to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

                      For the quarterly period ended    October 31, 1996

                                       or

              ( )     Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1939

                      For the transition period from              to


Commission File Number:  33-5820-LA




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

                               Yes X   No


Indicate the number of Shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.


          Class                            Outstanding at October 31, 1996

Common Stock, par value $.001
 per share                                               8,717,500

                                      INDEX


Part I.   Financial Information


   Item 1.  Condensed consolidated financial statements:

         Balance sheet as of October 31, 1996                          F-2

         Consolidated statement of operations for nine and three
           months ended October 31, 1996 and 1995                      F-3

         Consolidated statement of cash flows for nine and three
           months    ended October 31, 1996 and 1995                   F-4

         Consolidated statement of shareholders' equity for the
           period ended October 31, 1996                               F-5


         Notes to condensed consolidated financial statements       F-6 - F-12


   Item 2.  Management's discussion and analysis of
                 financial condition



Part II.  Other information


   Signatures

                      SEMICON TOOLS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                OCTOBER 31, 1996

                                   (UNAUDITED)






                                     ASSETS

Current assets:
  Cash                                                        $   94,314
  Accounts receivable, less allowance
   for doubtful accounts of $6,500                               247,652
  Inventory                                                      302,978
  Due from officers                                                8,313
  Prepaid expenses and other assets                               80,177
                                                                ----------

    Total current assets                                         733,434

Property and equipment (Note 3)                                  394,614
                                                               ----------

Other assets:
  Goodwill, net of amortization                                  103,077
  Other assets                                                    13,891
                                                                  ------
                                                                 116,968
                                                                 -------

                                                              $1,245,016
                                                              ==========



                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt (Note 8)                  $   26,986
  Notes payable, shareholders (Note 9)                            84,464
  Accounts payable                                               318,858
  Accrued interest                                               178,658
                                                               ----------

    Total current liabilities                                    608,966

Long term debt, net of current portion (Note 8)                  170,000
                                                               ----------

Commitments and contingencies (Note 6)

Shareholders' equity:
  Common stock par value $.001; 100,000,000
   shares authorized 8,717,500 shares issued and
   outstanding (Note 7)                                            8,718
  Additional paid in capital                                   2,500,720
  Retained earnings (deficit)                                ( 2,043,388)
                                                               ----------
                                                                 466,050
                                                               ----------

                                                              $1,245,016
                                                              ==========








                   See  notes  to  condensed   consolidated  financial
statements.
                                                                          F-2

                      SEMICON TOOLS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)

              NINE AND THREE MONTHS ENDED OCTOBER 31, 1996 AND 1995

                                    (AUDITED)








                      Nine months ended                     Three months ended
                          October 31                            October 31
                        1996           1995              1996            1995
                                    (Restated                       (Restated
                                     Note 13)                        Note 13)
                       ----          ---------           ----        ---------


Net sales            $1,111,072      $  826,384        $ 364,070  $  289,909

Cost of sales           287,396         237,096           77,594     102,229
                     ----------      ----------         ---------   ----------

Gross profit            823,676         589,288          286,476     187,680

Selling, general and
administrative expenses 701,938         778,178          258,993     282,183
                     ----------      ----------          ---------   ----------

Income (loss)
 from operations        121,738     (   188,890)          27,483    ( 94,503)
                     ----------     ------------         ---------   ----------

Other income (expenses):
  Rental income           1,000          10,850            1,000     (   350)
  Interest expense  (    26,078)       ( 34,887)        (  8,176)    (11,414)
                     ----------       ----------        ---------    ----------
                    (    25,078)       ( 24,037)       (   7,176)  (  11,764)
                     ----------       ----------       --------     ----------

Income (loss) before
 income taxes           96,660      (   212,927)         20,307   (   106,267)
                     ----------      ----------        ---------   ----------

Net income (loss)   $   96,660      ($  212,927)      $  20,307   ($  106,267)
                     ==========      ==========        =========   ==========

Income (loss) per
 common share       $     0.01      (  $  0.06)      $     0.00  ($     0.03)
                     ==========      ==========       ==========   ==========

Weighted average number
 of common shares
 outstanding         7,026,898       3,542,436        8,570,489    3,991,521
                     ==========     ==========        =========    ==========

















     See notes to condensed consolidated financial statements.
                                                                         F-3

                      SEMICON TOOLS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                   NINE MONTHS ENDED OCTOBER 31, 1996 AND 1995

                                   (UNAUDITED)


                                                       1996             1995
                                                                     (Restated
                                                                      Note 13)


Cash flows from operating activities:
  Net income (loss)                                  $ 96,660       ($212,927)
  Adjustments to reconcile net income to
   cash provided from operating activities:
     Depreciation and amortization                     11,012         280,734
     Compensatory stock issued                         30,000          98,650
  Changes in operating assets and liabilities:
    Increase in accounts receivable                 (  75,465)      (  54,139)
    Increase in inventories                         (  42,485)      (   8,600)
    (Increase) decrease in prepaid expenses
     and other current assets                       (  28,327)      (  14,283)
    (Decrease) increase in accounts payable
     accrued expenses and payroll taxes payable     ( 187,225)      (  14,345)
                                                     --------        --------

      Net cash used in operating activities         ( 195,830)         75,090
                                                     --------        --------

Investing activities:
  Use of cash:
    Purchase of property and equipment              (  10,503)      (  11,415)
                                                     --------        --------

Financing activities:
  Source of cash:
    Proceeds from sale of stock                       328,125
Use of cash:
    Decrease in notes payable                                       (  10,186)
    Decrease in notes payable, shareholders         (  31,649)      (  11,824)
    Payment of long term debt                       (  34,695)      (  25,703)
                                                     --------        --------

      Net cash provided from financing activities     261,781       ( 47,713)
                                                     --------        --------

Net increase in cash                                   55,448         15,962

Cash, beginning of year                                38,866            891
                                                     --------        --------

Cash, end of year                                    $ 94,314       $ 16,853
                                                     ========       ========

Supplemental  disclosures  of cash flow  information:
 Cash paid during the year for:

    Interest                                        $  2,597        $  6,053
                                                    ========        ========
    Income taxes                                    $      0       $      0
                                                    ========        ========

Supplemental schedule of non-cash investing and
financing activities:
  Issuance of common stock for purchase of
   subsidiary (Note 12)                             $125,048
  Issuance of common stock for conversion of debt,
   agreements, services and payment of interest       36,000       $ 98,650
                                                    --------       --------

                                                    $161,048       $ 98,650
                                                    ========       ========





     See notes to condensed consolidated financial statements.
                                                                      F-4

                      SEMICON TOOLS, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                   NINE MONTHS ENDED OCTOBER 31, 1996 AND 1995
                                   (UNAUDITED)
                                                                        Total
                                              Additional     Retained   Share-
                                     Common   paid in        earnings   holders'
                           Shares    Stock    capital       (deficit)   Equity
Balance at Jan. 31, 1994  2,520,000 $2,520  $1,362,855    ($1,323,782) $ 41,593

Stock issued for services   5,000        5       2,497                    2,502

Stock issued for
settlement agreement       50,000       50      24,950                   25,000

Sale of stock             350,000      350      99,650                  100,000

Stock issued for services 760,000      760     379,240                  380,000

Net loss for the year
 ended Jan. 31, 1995                                    (   267,231) ( 267,231)
                        ---------    ------   ----------   ----------  --------

Balance at Jan. 31, 1995 3,685,000    3,685   1,869,192 ( 1,591,013)   281,864

Stock issued for settlement
 of accounts payable       600,000      600      73,050                 73,650

Stock issued for consulting
 services                  150,000      150       9,900                 10,050

Shares issued for exchange
 of loans                  670,000      670      39,330                 40,000

Sale of stock               62,500       63      23,375                 23,438

Net loss for the year
 ended Jan. 31, 1996                                    (   329,839) ( 329,839)
                          ---------   ------   ---------- ----------  --------

Balance at Jan. 31, 1996 5,167,500  $ 5,168  $2,014,847 ($1,920,852)  $ 99,163

Issuance of stock on
 exercise of stock
 options (Note 5)        2,550,000    2,550    237,450                 240,000

Sale of stock (Note 7)      75,000       75     28,050                  28,125

Issuance of stock for
 consulting services
 (Note 7)                  150,000      150      7,350                   7,500

Issuance of stock regarding
 acquisition of subsidiary
 (Notes 2, 7 and 12)       300,000      300    124,748                 125,048

Sale of stock (Note 7)     400,000      400     59,600                  60,000

Prior period adjustment,
 loss in equity of
 unconsolidated subsidiary
 (Note 14)                                                (  219,196)( 219,196)

Issuance of stock for
 services (Note 7)          75,000       75     28,675                  28,750

Net income for the nine
 months ended
 October 31, 1996                                             96,660    96,660
                          ---------   ------ ----------   ----------  --------

Balance at Oct. 31, 1996  8,717,500   $8,718  $2,500,720 ($2,043,388) $466,050
                         =========    ====== ==========   ==========  ========


        See  notes  to  condensed   consolidated  financial statements

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

     On June 22, 1996, the Company  purchased the assets of DTI Technology, SDN
      BHD (DTI). DTI's product line is similar to that of Semicon Tools, Inc. The total cost of the acquisition, $125,048, was paid for by the issuance of 300,000 shares of the Company's $.001 par value common stock with a negotiated fair value of $.42 per share.


3.  Property and equipment:

    Major classifications of property and equipment are as follows:

                 Manufacturing equipment                          $382,759
                 Other equipment and technology                    451,665
                 Office equipment                                   20,535
                                                                  --------
                                                                   854,959
                 Less accumulated depreciation                     460,345
                                                                   -------

                                                                  $394,614
                                                                  ========

                      SEMICON TOOLS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





4.  Investment in foreign affiliate:

   As of June 22, 1996, the Company purchased 100% of DTI Technology, SDN BHD. The Company issued 300,000 shares of common stock and the transaction was recorded at a cost of $125,048. This investment is recorded under the equity method of accounting.


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


5.  Common stock options:

    On March 6, 1996 the Company entered into an investment agreement for a three year term. The consultant shall assist management in broadening the Company's exposure to the financial community and securing necessary funding to meet its needs according to the terms of the agreement. The consultant shall be compensated by having the option to purchase up to 6,000,000 of the Company's common shares at prices varying from $.10 to
      $1.75 during the period commencing on March 6, 1996 and ending September 30, 1996. As of September 30, 1996, 2,550,000 shares had been issued for
       $240,000. This agreement was terminated on September 30, 1996 and all options had been cancelled.


6.  Commitments and contingencies:

    The Company is currently obligated under a lease agreement for office and manufacturing facilities. This lease, which expires on May 31, 1998, requires the following future minimum rental payments:

                           October 31, 1997                       $40,493
                           October 31, 1998                        24,802
                                                                  -------
                                                                  $65,295
                                                                  =======

      Rent expense for the nine months ended October 31, 1996 and 1995 amounted to $29,923 and $28,125, respectively.

    The Company also leases three vehicles under operating leases with terms expiring through 1998. Total lease expense was $11,895 for the nine months ended October 31, 1997 and 1996.

      Future minimum rentals are as follows:

                           1996                                $11,907
                           1997                                  3,957
                                                               -------
                                                               $15,864
                                                               =======

                      SEMICON TOOLS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





6.  Commitments and contingencies (continued):

      OnDecember  1,  1995,  the  Company  signed a letter of  intent  with Ling
        Dynamic SDN BHN and Cable-Vision Technologies (M) SDN BHN. Semicon Tools, Inc. is to exchange 5,000,000 of its common stock for 100% ownership in Ling Dynamic. For a 100% ownership in Cable-Vision Technologies, Semicon intends to issue 3,000,000 of its common shares and also remit $2,500,000. This letter of intent is not a binding agreement. Management feels at this time that the consummation of either letter of intent is not probable.

      The Company has entered into written sales  agreements with two employees.
        The agreements are on a year to year basis and call for the payment of commissions, varying from 1 to 4 percent, on the sale of selected products.

      The Company  entered into a  consulting  agreement on August 29, 1996 with
        Toby Investment Group to provide professional corporate finance, financial public relations, management consulting and advisory services. The consultant was issued options to purchase the Company's common stock from August 29, 1996 through October 31, 1996. A total of 7,900,000 shares were offered at prices of $.15 to $1.00 per share. At October 31, 1996, the Company received $60,000 and issued 400,000 shares of its common stock. At October 31, 1996, the consulting agreement had been terminated at the option of the Company and all stock options cancelled.

     On April 8, 1996, the Company reached a settlement with their prior accountants of fees due from the Company. The agreement calls for monthly installments of $4,000 commencing April 1, 1996 and ending on September 1, 1996 for a total $24,000. The balance reflected at January 31, 1996 on the Company's accounts payable was $28,068. The books at October 31, 1996 have been adjusted to reflect this settlement.


7.    Common stock:

      During the six months ended July 31, 1996, the Company issued shares of its common shares in non-cash transactions as follows:

                                   Number
                                    of      Total
      Date       Issuee            shares   Value     Reason for issuance

   03/05/96   Richard Staper     100,000  $ 5,000       Consulting services

   03/05/96   Richard Korlinchak  50,000    2,500       Consulting services

   06/22/96   Lee Beng Wang      100,000   33,921  Acquisition of DTI Technology

   06/22/96   LS Technology       50,000   16,961  Acquisition of DTI Technology

   06/22/96   Eugene Pian        150,000   74,166  Acquisition of DTI Technology

   08/31/96   Mark Gasarch        50,000   25,000        Legal services

   08/31/96   Paul Alper          25,000    3,500        Consulting services
                                 -------  --------

                                 525,000 $161,048
                                 ======= ========


      The Company sold 3,025,000 common shares during the nine month period ended October 31, 1996 for $328,125.

                      SEMICON TOOLS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS








8.      Long-term debt:
                                                  Long-term   Current
                                          Rate    Portion     Portion  Maturity


         Note payable, Citibank   (a)      10%               $26,986     1998

         Note payable, shareholders (b) 13.5%-15%  $170,000              1998
                                                   --------  -------
                                                   $170,000  $26,986
                                                   ========  =======


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


        The maturities of these loans are as follows:


                            October 31, 1997                       $ 26,986
                            October 31, 1998                        170,000
                                                                    --------

                                                                   $196,986
                                                                   ========



9.      Notes payable, shareholders:

        Notes payable consist of the following past due obligations. The terms of these notes have not been extended and are payable on demand:

        Notes payable to shareholders were payable in monthly installments of $2,326, including interest at 14%. The note matured in July 1994 and amounted to $81,464.

     Demand note payable to shareholder carries interest at 10% and amounted to $3,000.

      Shareholders have not demanded payment in the current year.

                      SEMICON TOOLS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






10.     Income taxes:

        As of October 31, 1996 the Company had net operating loss carryovers of approximately $1,900,000 expiring in various years through 2008.

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


        Provision for income taxes:

                                                   1996             1995
                                                   ----             ----

                  Current                      $ 27,470        $      0
                  Deferred                    (  27,470)
                                               --------

                     Total                     $      0        $      0
                                               ========          ========


        The component of deferred income tax expense (benefit) is as follows:


                  Tax benefit of net operating
                    loss carryfoward          ($ 27,470)        $      0
                                               ========             =======

        The components of deferred tax assets and liabilities is as follows:

            Deferred tax asset:

           Net operating loss carryfoward     $570,000          $592,905
                                              --------          --------

             Total deferred tax asset          570,000           592,905

               Valuation allowance           ( 570,000)        ( 592,905)
                                              --------          --------

                                              $      0          $      0
                                              ========          ========

                      SEMICON TOOLS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




11.     Consulting agreements:

        As of December 30, 1994, the Company entered into an agreement for consulting services to advise and assist it in its ongoing business, investor and financial public relations. Such services are to include, as necessary and as authorized by the client, the preparation of a business plan, the development of new business, press relations, releases and conferences, distribution of the Company's financial reports and the making of both individual and business contracts. The agreement is for a one year term with the consultant to receive compensation of $380,000 in the form of 760,000 shares of common stocks, valued at $.50 per share. The agreement may be terminated by either party by notice or if either party has failed to comply with any of the terms, conditions or provisions of the agreement. As of October 31, 1996, the agreement was no longer in force.

        The Company also entered into an investment banking consultant agreement effective December 31, 1994 for a period of thirty-six months. The consultant shall advise the Company on capital structure, make introductions to financial institutions and provide advice of financing strategies and special projects. The consultant shall be compensated on a per introduction basis using the Lehman formula (5-4-3-2-1). As of July 31, 1996 no remuneration had been paid, nor were any amounts owed to this consultant.


12.     Acquisition of subsidiary:

        On June  22,  1996,  the  Company  acquired  100% of the  assets  of DTI
         Technology, SDN, BHD for a total cost of $125,048. The Company issued 300,000 of its common shares to the shareholders of DTI Technology. The condensed balance sheet of DTI Technology, SDN BHD at June 22, 1996 was as follows:

                                  BALANCE SHEET

                                     ASSETS



            Current assets                                       $112,003
            Property and equipment                                312,997
                                                                  -------

               Total assets                                      $425,000
                                                                 ========


                      LIABILITIES AND SHAREHOLDERS' EQUITY


            Current liabilities                                  $299,952
            Shareholders' equity                                  125,048
                                                                  -------

               Total liabilities and shareholders'
                 equity                                          $425,000
                                                                 ========


        The restated assets and liabilities of DTI have been included in the consolidated balance sheet at July 31, 1996. The results of operations for DTI for the period June 22, 1996 to October 31, 1996 resulted in a net loss of $8,723.

                      SEMICON TOOLS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS







13.     Restated financial statements for July 31, 1995:


        The Company has restated the financial statements as of July 31, 1995 to reflect an error in interest expense. This change resulted in an increase in net income of $29,528 for the nine and three months ended October 31, 1996.



14.     Prior period adjustment:

        Until July 31, 1996, the Company had recorded an investment in a foreign affiliate at cost with the intention of accounting for this investment using the equity method. The Company had a 9 1/4% interest and because the books and records of the affiliate were not readily available, the losses of the affiliate were never recorded by the Company. This investment has been written down to zero, the correct value according to the information that has now become available.

       ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS





      I.      Financial Condition

           Note: The comparative comments that are made in this Section 1, Financial Condition are made with respect to Form 10-QSB, Amendment No 1 for the period ending July 31, 1996.  The Amendment accounts for the facts that
                (i)    The foreign subsidiary holding of 9-1/4% interest in KBR
                 (Malaysia) SON. BHD. no longer is extant, and
                 (ii) the DTI Technology, SBN. BHD. acquisition cost is $125,048 and not $280,000 and
                 (iii) certain associated DTI assets were accordingly restated. The Amendment neither affected the Income Statement nor had any meaningful impact on the cash position.
                     In comparing the quarter ending October 31, 1996 to the previous balance sheet at July 31, 1996, therefore, elements were affected by the Company's continuing profitable operation and the additional sales of stock mostly upon the exercise of options by consultants:
                     (i) A reduction in cash of $32,626, or 25%, was utilized in increasing current assets by $97,472 or 15.3% and total assets by $117,437 or 10.4%, specifically both accounts receivable and inventories by a total of $83,384 and prepaid expenses by $38,400.
                     (ii)    Current liabilities remained about the same.
             The Financial Condition, therefore, is indicative of the ability of the Company to currently internally service its operating needs

      II.     Results of Operation

              For the nine months ended October 31, 1996, the Company experienced its highest sales since it expanded with the acquisition of East Coast Sales Company on January 26, 1990 (See "Financial Statements -
      Note 2"), a level almost equal to its highest annual (12 months) sales. In addition, for the nine month period, its income from operations is its highest. These results are attributable to strength shown in most of the product lines with ceramics, blades and scribes contributing more than the others. The Company anticipates this trend to continue for the remainder of the fiscal year with the annual sales achieving its highest level, especially as reported in the trade journals, with resurgence of the growth of the semi-conductor chip market, the Company's major industry sector.

              Net sales for the quarter ended October 31, 1996 were $364,070 compared to $289,909 for the comparable period of the preceding year, an increase of approximately 25.6%. The Company's gross profit margin for the third quarter of 1996 increased by 21.6% as compared to the third quarter of 1995. This satisfactory gross profit margin resulted from the continuing higher margins of the mix of specific products sold during the 1996 quarter, specifically, the sale of resin blades, scribes, gloves and ceramic value-added cutting services. With the increase in net sales, there was a 52.6% increase in gross profit for the third quarter of 1996 as compared to the third quarter of 1995 and income from operations of $27,483 compared to a loss of $94,503 for the two quarters, 1996 versus 1995. The combination of the increase in net sales and a 8.2% decrease in selling, general and administrative expenses resulted in a $20,307 net income for the third quarter of 1996 compared to a net loss of $106,287 in the comparable 1995 quarter.

              For the nine months ended October 31, 1996 compared to the nine months ended October 31, 1995, sales increased from $826,384 to $1,111,072 or 34.4%, gross profit margins improved slightly, and income from operations was $121,738, compared to 1995's nine month loss of $188,890 (reflecting a positive change of $310,628). The combination of the increase in net sales and 9.8% decrease in selling, general and administrative expenses resulted in a $96,660 net income for the nine months of 1996 compared to a net loss of $212,927 in the comparable 1995 nine months.

              In addition, although the impact on the results of operations were minor for the nine months ending October 31, 1996, (a loss of $8,723), the Company anticipates additional significant sales and income results from the operation of the DTI Technology, SDN, BHD acquisition. The latter wholly-owned Malaysian facility will be building its sales volume for its "start-up" position over the remaining three months of the fiscal year.

              Management continues to take steps to hold expenses at the favorable current level, identify new and more economical sources of supply and to expand its sales base. Management believes, although no assurance can be given, that the higher revenue trend will continue into the next fiscal year.

      III.    Liquidity and Capital Resources

              Following several years of being in default of certain financial conditions associated with the Company's bank loan agreement, which the bank always waived, the Company has come into compliance. Regardless, since the bank loan principal is now below $50,000, those financial conditions no longer are applicable.

              For the second consecutive quarter, the Company's current ratio exceeds 1.0 being at 1.20 at October 31, 1996. The quarterly net income of $20,307 and the nine month net income of $96,660, coupled with the sale of $328,126 of common stock during the nine months ending October 31, 1996 abetted this ratio.

              The latter two occurrences contributed significantly to supporting increases in accounts receivable and inventories and netting the Company a cash increase for the nine months ending October 31, 1996 of $55,448. As a result, bolstered by the Company's sales and net income projections through the end of the current fiscal year, the Company does not anticipate any liquidity problems, as it has during the past several years. Should its cash position reach what the Company considers, from the standpoint of its budgetary needs, a safe and riskless position, it will probably begin to reduce the level of notes payable to stockholders and the associated periodic interest expense.

              However, the Company has a major interest in making a strategic acquisition (See "Financial Statements - Note 6"). In any such transaction of the type it contemplates, outside financing will be required. The Company has not as yet identified such financing nor are there any assurances that when required that it will be available.

      IV.     Inflationary Impact

              Since the inception of operations, inflation has not significantly affected the operating results of the Company. However, inflation and changing interest rates have had a significant effect on the economy in general and therefore could affect the operating results of the Company in the future.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SEMICON TOOLS, INC.
Date: December 11, 1996                     (Registrant)



                                         By_/s/Eugene J. Pian
                                        --------------------
                                        Eugene J. Pian, President and Principal
                                                        Executive Officer




                                        By_/s/Craig Pian
                                        ----------------
                                        Craig Pian, Vice President,Treasurer,
                                                    Principal Financial and
                                                    Accounting Officer