Form 10KSB
period 1997-01-31
SEMICON TOOLS INC /NV/
filed 1997-05-05
CIK 794998

SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C.  20549

                                                    FORM 10-KSB


            [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                     SECURITY EXCHANGE ACT OF 1934 [FEE REQUIRED]

            [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

  For the fiscal year ended January 31, 1997   Commission file No.  33-5820-LA


          NEVADA                                             77-00882545
State or other jurisdiction                             (IRS Employer ID#)
 of incorporation or organization

                                  SEMICON TOOLS, INC.
            Exact name of Registrant as specified in its charter

                   111 Business Park Drive, Armonk, New York  10504
            (Address of principle executive offices)        (Zip code)

      Registrant's telephone number, including area code  (914) 273-1400

      Securities registered pursuant to Section 12 (b) of the Act:  None

      Securities registered pursuant to Section 12 (g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Act of 1934, during the preceding 12 months (or for such period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                         Yes     X            No


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained to the best of the Registrant' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this form 10-KSB. [X]

      Issuers revenue for its most recent fiscal year $1,602,830

      The aggregate market value of the voting common stock held by non-affiliates (1) of the Registrant based on the average of the high ($0.15) and ($0.13) low bid prices of the Company's Common Stock, for the week ended March 14, 1997, is approximately $966,224 based upon the 6,830,174 shares of Registrant's Common Stock held by non-affiliates.

      The number of shares outstanding of each of the Registrant's classes of Common Stock, as of April 17, 1997 is 9,367,500 shares all of one class of $.001 par value Common Stock.


                                        DOCUMENTS INCORPORATED BY REFERENCE
                                                       NONE


      Transition Small Business Disclosure Format  Yes           No    X




                                                SEMICON TOOLS, INC.

                                                    FORM 10-KSB

                                        FISCAL YEAR ENDED JANUARY 31, 1997













                                                 TABLE OF CONTENTS


PART I

Item 1.                 Business

Item 2.                 Properties

Item 3.                 Legal proceedings

Item 4.                 Submission of matters to a vote of security holders


PART II

Item 5.                 Market for Company's common equity and related
                         stockholder matters

Item 6.                 Management's discussion and analysis of financial
                         condition and results of operation

Item 7.                 Financial statements

Item 8.                 Changes in and disagreement with accountants
                         on accounting and financial disclosure


PART III

Item 9.                 Directors, executive officers, promoters and
                         control persons; compliance with Section 16(a) of the Exchange Act

Item 10.                Executive compensation

Item 11.                Security ownership of certain beneficial owners
                         and managements

Item 12.                Exhibits and reports on Form 8-K

Signatures

PART I

Item 1.  Business

General Development and Plan Operation:

Semicon Tools, Inc. (the "Company") principally sells small precision disposable diamond tools used to manufacture electronic components and devices which it either manufactures or purchases from exclusive suppliers. Through East Coast Sales Company, Inc. ("ECS"), a wholly-owned subsidiary, the Company also serves as a distributor and fabricator of industrial ceramic products and a distributor of "clean room" materials and supplies primarily used by the electronics and defense industries (e.g., items used to preserve a contamination-free environment).

In August 1989, the Company purchased for $15,000 an interest in KBR (Malaysia) SDN BHD ("KBR"), a new corporation organized under the laws of, and located in, Malaysia. Subsequently, the Company increased its ownership in KBR to 9.25% for which it paid, in the aggregate, a total of $232,000 in cash and technology rights. On January 1, 1993, L.S. Technology of Penang, a Malaysian manufacturer ("LS") acquired 50% of, and assumed the management responsibilities of KBR, LS, through KBR, assumed the overall manufacturing responsibility for the Company's hubbed and hubless diamond-coated nickel-dicing blades. During the year ended January 31, 1996, KBR relocated its manufacturing facilities. Operations during this period were minimal.

On June 22, 1996, the Company purchased all the assets of KBR/LS Technology Joint Venture and placed them in a new Malaysian company division, DTI Technology SDN BHD ("DTI"). This wholly-owned subsidiary manufactures products sold by the other two subsidiaries inclusive of hubbed and hubless diamond-coated nickel-dicing blades. In effect a start-up operation, it will also sell to an Asian base of semiconductor manufacturers.

Patent License:

Mr. Pian and his wife granted the Company an exclusive royalty-free license to U.S. Patent No. 4,219,004 (relating to the Company's hubless dicing blades, issued August 26, 1980), and corresponding French and British patents, to manufacture, use and sell the invention. The license expires in August 1997 and is terminable by the licensors, among other things, if the Company files a petition in bankruptcy or insolvency or is declared bankrupt or insolvent. The Company is obligated under the license to defend, at its sole expense, all suits alleging that the patented inventions infringe third party claims or are invalid. In January 1993, the Company granted KBR non-exclusive rights to the use the patent, technology and process for the manufacture of hub diamond dicing blades and hubless diamond dicing blades, which rights were subsequently purchased by STI.

Mr. Pian and the Company no longer consider the patent to have material value or usefulness. Management believes that the market is driven now by production know-how and marketing capability.

Principal Products:

The disposable tools sold by the Company to more than 400 customers include: dicing blades and scribes which are the tooling components of precision electronic saws and scribers, respectively, used for cutting circuit chips from silicon wafers and ceramic substrates, for cutting shapes and forms principally out of porcelain and ceramic molds in the manufacture of false teeth, and for cutting ferrite materials for the computer industry; and dressers for the shaping and forming of grinding wheels in the machine tool industry. Industrial ceramic products and clean room supplies round out the Company's major product lines as of the fiscal year-end.

The percentage contributions to the Company's sales by product line are as follows for the periods indicated.


                                Fiscal Year Ended January 31:

Product line          1993          1994         1995         1996        1997
------------          ----          ----         ----         ----        ----

Blades                29.6%         27.2%        29.3%        28.0%       24.7%

Scribes                4.9%          4.3%         3.9%         4.0%        7.1%

Dressers               2.3%          2.7%         2.0%         1.8%        1.4%

Miscellaneous*        18.8%         10.3%         4.2%         5.9%        3.5%

Ceramic products      26.8%         45.8%        47.2%        47.6%       57.6%

Clean room supplies   17.6%          9.7%        13.4%        12.7%        5.7%


* Includes flanges, flange lapping rings, dismounting tools, special bonding tools, wax holding media, dressing plates and thermodes/synthrodes.

The Company principally sells the products and provides the services described below:

1. Scribes:

Scribes were the original way of cutting silicon wafers and performing die and integrated circuit separation. These tools, which have tips made out of gem quality diamonds, are used to make a scratch or channel on the wafer so that separation occurs when pressure is applied. Presently, this product group has limited growth potential in this application since the electronics and semiconductor industries have in large part switched from scribing machines to dicing saws for the wafer cutting process. However, diamond scribes are preferred over sawing for cutting certain wafer materials, such as gallium arsenide, because they provide cleaner separation, and for certain low volume applications which do not justify the capital expense of converting to a dicing saw operation. The Company currently uses third party contractors to set or "lap" the diamonds into the tools. In addition, a new application associated with products with special surfaces has been required of the Company.

2. Dicing blades:

Dicing blades are made of diamonds bonded with nickel alloy. They are used with the precision electronic dicing saws which the electronics and semiconductor industries use to cut and separate integrated circuits and discrete devises from silicon and other type wafers. Like scribes, dicing blades are manufactured in a variety of exposures, thicknesses and micron sizes to best match the material being cut. The blade market consists of two types of blades (hubbed and hubless) and three types of materials; diamond/metal, (the most common), diamond/thermoset plastic (called resin blades) and sintered metal.

The hubbed blade, which has been used since the introduction of die sawing, is permanently affixed to the outer edge of an aluminum hub, and when the blade loses its cutting edge, generally after about eight hours of use, or is broken, the unit, i.e. both the hub and blade, must be discarded. The Company's hubbed blades are manufactured by DTI under the Company's label. Hubbed blades are competitively manufactured principally by Disco, Inc., Semitec Corporation and Dynatex Corporation.

The Company also manufactures and sells a hubless blade made from a diamond/nickel alloy in such a way as to produce a very fine edge which is extremely hard and durable. The blade can be easily reduced in size if it breaks or loses its sharpness, enabling it to perform in progressively smaller flanges. In this manner, a hubless blade can be used up to four times longer than a hubbed blade. In addition, because the blade has no hub it can be replaced without discarding any flanges. However, despite these benefits, hubless blades have not been widely accepted in the United States. However hubless blades have gained wide-spread acceptance in the Far East where management believes the Company has gained approximately 20% of the dicing blade market. Management attributes this dichotomy to a general resistance in the United States to implement new production approaches and train saw operators in different methods of operation. For example, to replace both a hubbed and hubless blade, the operator must remove the old unit and install a workable one. However, with a hubless blade, before such installation, the operator must perform the additional steps of reducing the size of the blade and mounting it on a smaller flange. This requires some special training which presently is only provided by the Company or other hubless blade manufacturers. Furthermore, the potential cost savings associated with the use of hubless blades constitutes a relatively small percentage of total manufacturing costs. Hubless blades also are sold by Disco Abrasive Systems, Inc., Norton Company, Kulicke & Soffa Industries, Inc.

Resin Blades are primarily used to cut hard abrasive materials used in the Hybrid Industry of Microelectronics such as ceramic and glass. Resin Blades are manufactured in the Company's New York facility at the present time. Sales and marketing are presently done through the Company's network of distributors and representatives, and direct sales. The Company believes that its blades have superior features which distinguish them from the blades of other manufacturers, due to a process developed and refined by the Company.

At present, the Company has an insignificant share of the world-wide dicing blade market. There can be no assurance that the Company will be able to increase its market share or that the market for hubless blades will increase in the future.

3. Dressers:

Dressers are diamond-tipped tools generally used to "dress" or shape abrasive grinding wheels in machine shops. These products are sold by the Company principally to Black & Decker Company and Snap on Tools, which resell the products to third parties. The Company believes that there are multiple foreign suppliers of natural diamond-tipped dressers.

4. Industrial Ceramic Products:

This group of products are manufactured by third parties, warehoused by the Company and distributed by it, often after a value-added machining process (accomplished either internally or by third parties). These products fall into two principal categories (1) insulators, tubes, rods and crucibles and other labware, all of which are standard catalogue items; and (2) machinable ceramics, which are produced by a Japanese firm and others.

5. Clean Room Materials and Supplies:

This group of products include cleaning chemicals, mats, flooring, wipes, swabs, gloves, vinyl curtains, finger cots and desiccators. The Company also distributes small tools such as tweezers, pliers, vacuum pickups and scribes, core drills and sinter blades for ceramic applications.

6. Custom Room Materials and Supplies:

Because of the wide variety of dicing blades and the dicing saws needed to test the blades already in place at the Company's facility, a contract cutting service was started a few years ago. Since fiscal 1994, this service has become a significant product line in terms of the Company's overall revenues. The timely purchase of a new saw increased the quality, capability and output of the custom cutting service offered by the Company. Future growth is expected as additional equipment is purchased.

Competition:

The  Company  competes  with many  companies  which  participate  in one or more segments of the Company's business operations. Virtually all of these competitors have greater financial and personnel resources and greater market recognition than the Company. The Company also competes with firms manufacturing different products performing similar functions, particularly diamond/thermoset plastics or resin blades, which are the blades most widely used in precision electronic saws for cutting ceramics substrates even though they have a shorter useful life. Furthermore, the Company faces the possibility of adverse market conditions arising from technological changes, shifting product emphasis among competitors and the entry of new competitors into its markets. Management believes that the Company will be able to successfully compete in these markets due to superior pricing and specialized services provided to its customers.

Customer and Backlog:

During the fiscal year ended January 31, 1997, two customers accounted for approximately 34% of the Company's net sales. All other individual customers each accounted for less than 10% of net sales of the Company.

As of January 31, 1997, the Company had a backlog of orders of approximately $440,000, of which approximately 90% are expected to be shipped between June 1 and August 31, 1997. While such orders may be cancelled or postponed, the Company believes that they are firm and the resulting revenues will be realized.

Manufacturing Facilities:

The Company's Armonk plant, a modern one-story building, includes both administrative offices and a complete machine shop of lathes, electronic saws, a surface grinder, a milling machine, a 15 ton power punch press, a drill press, injection molds, lapping machine tools, dies and molds; inspection equipment, including hand measuring instruments, profile projector microscope and electronic testers for equipment service; and a complete manufacturing facility for resin/diamond dicing blades.

The Company's Malaysian facility is equipped to manufacture both the hubbed and hubless dicing blades.

Marketing:

The Company markets its products directly through telephone solicitation, participation in trade shows and advertisements in trade journals. By these latter means and coincident with an upsurge in general in market demand, the internal sales personnel saw a substantial buying increase.

In 1997, the Company will also anticipate results from the additional outside representatives which it has put in place.

Employees:

The Company employs a total of six full-time employees and one part-time employee. This employee count includes Mr. Pian who serves as President and Chief Executive Officer, and Francine Pian and Craig Pian, Mr. Pian's children, both of whom are also Directors of the Company and who continue to serve in fabrication and clerical/administrative capacities with the Company. In addition, the Company also utilizes outside consultants and part-time workers when required. The Company anticipates that, if needed, it could hire fabrication and administrative personnel, encountering no problems in identifying suitable candidates.

In Malaysia, the Company employs five full-time employees. Mr. Pian makes regular trips to the Country to oversee the manufacturing operation.

Research and Development:

The Company's research and development activities are limited to the testing and evaluation of manufacturing processing and procedures. Such activities are accomplished routinely without any special or unusual expenditures. All of the Company's nickel/diamond hub and hubless dicing blade research and development is now being conducted at the University of Sains (science) Malaysia pursuant to a joint venture agreement between the Company and the University for which the Company, in its opinion, pays a nominal price in accordance with the agreement.

Potential Acquisitions:

The Company believes that a substantial part of its growth will come from acquisitions made both in the United States and overseas. It has instituted an aggressive program in Malaysia which is tied into the operation of DTI. Locally, the Company is seeking opportunities less strenuously, but nevertheless, seriously. In both instances, both funding and the acceptance of its common stock by sellers are not certain and could be mitigating factors.

Item 2. Properties

The Company rents approximately 4,000 square feet of manufacturing and warehousing space and 2,000 square feet of office space in Armonk, New York. The lease, which runs through May 31, 1998 calls for an annual rental of $39,047 including utilities, taxes and other costs. As compared to the Company's previous location in New Rochelle, New York, the reduced area presently leased by the Company for manufacturing and warehousing, is consistent with the Company's recently adopted reliance upon third parties for manufacturing and is in keeping with management's cost-savings program.

The Company leases three automobiles with terms expiring through December 2000 at an aggregate annual rental plus insurance of $25,307.

Item 3. Legal proceedings

The Company is not presently a party to any material litigation.

Item 4. Submission of Matters to a Vote of Security Holders

For the fiscal year ended January 31, 1997, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Company's Common Equity and Related Stockholder Matters

(a) The principal U.S. market in which the Company's Common Shares (all of which are of one class, $.001 par value Common Stock) are tradable is in the over-the-counter market on the "Bulletin Board". The aforesaid securities are not traded or quoted on any automated quotation system. The OTC Bulletin Board symbol for the Company's Common Stock is "SETO". The following table sets forth the range of high and low bid quotes of the Company's Common Stock per calendar quarter as provided by the National Quotation Bureau, Inc. (which reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions). The information provided below reflects the one-for-150 reverse split of the Company's Common Stock effected on February 3, 1993.




            Period                                       Low            High

            1997

            First quarter                             $0.070          $0.200

            1996

            First quarter                              0.125           0.625

            Second quarter                             0.406           0.969

            Third quarter                              0.313           0.688

            Fourth quarter                             0.125           0.406

            1995

            First quarter                               0.25            1.50

            Second quarter                              0.25           0.625

            Third quarter                               0.25            1.00

            Fourth quarter                            0.0625           0.375

            1994

            First quarter                               0.25            1.50

            Second quarter                              0.50            5.25

            Third quarter                               0.25            3.00

            Fourth quarter                              0.25           2.125

(b) As of January 31, 1997, the approximate number of the Company's issued and outstanding shares of Common Stock was 9,367,500, which shares are held by approximately 308 owners of record, inclusive of those brokerage firms and/or clearing houses holding the Company's common shares for their clients (with each such brokerage house and/or clearing house being considered as one holder).



(c) The Company has not paid or declared any dividends upon its Common Stock since its inception and, by reason of its present financial status and its contemplated financial requirements, does not contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future.




Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations



I.  Financial Condition

Assets:

Total assets at the end of fiscal 1997 were $1,288,937, as compared with $1,005,609 at the end of fiscal 1996. Generally, the increase results from the higher, more profitable sales volume.

The notable differences in these years is reflected in the components of total assets as follows:

         (i) At January 31, 1997 cash increased to $116,334, as compared to $42,642 at January 31, 1996. This increase was largely due to the higher overall revenues experienced during fiscal 1997 coupled with sales of stock and exercise of options;

         (ii) For the same  reason,  accounts  receivables  at January  31, 1997
         reached   $162,439,   up  from  $158,631  at  January  31,  1996.  This
         represented an increase of 2.4% from the end of fiscal 1996;

         (iii) Inventory increased during fiscal 1997 to approximately $339,552, or 30.3%, to meet the demands of increases in sales for 1997. See "Results of Operations" below for a more complete discussion of the factors which resulted in higher net sales for fiscal 1996;

         (iv) Property and equipment for fiscal 1997 did not change substantially when compared to fiscal 1996 and did not have a significant effect on the Company's financial condition in 1996. There were no substantial additions to property and equipment during the year other than via investment in the new subsidiary.

Liabilities:

Total liabilities at the end of fiscal 1997 were $543,020, as compared with $855,594 at the end of fiscal 1996. The changes in this comparison are reflected in the components of total liabilities as follows:

         (i) Significant reductions in liabilities for notes payable and notes payable shareholders are evident this year as the Company made substantial repayment of these items through the issuance of shares of its common stock. This also contributed to a significant improvement in the Company's retained earnings deficit at January 31, 1997 as compared to January 31, 1996. See discussion in "Results of Operations" below;

         (ii) Accounts payable at January 31, 1997 were also substantially lower than at January 31, 1996, also due to the Company settling certain accounts payable through the issuance of shares of common stock. Additionally, during fiscal 1996, accounts payable were higher than usual because purchase of inventory increased in 1996 in line with the increased dependency upon third party manufacturers by the Company;

         (iii) Long term liabilities decreased in 1997 to $170,000, as compared to $185,421 in 1996 due to the reclassification of the old shareholder loans from current to long-term loans. This reclassification resulted from the subordination of the shareholder debt to certain bank loans in 1995. None of the long-term loans are considered by management to be on demand;

         (iv) Accrued interest increased substantially in 1997 to $188,309, as compared to $155,177 in 1996 due principally to the reclassification of certain payments due with respect to shareholder loans from accounts payable, as carried on the Company's books during 1996, to accrued interest. This reclassification was made in order to correctly reflect the nature of these obligations.


Financial condition in fiscal 1997 when compared to 1996 is stronger and more stable.

See "Results of Operations" for additional information.

II.  Results of Operations

Net sales for the year ended January 31, 1997 (fiscal 1997) were $1,602,830 compared to $1,248,668 for the year ended January 31, 1996 (fiscal 1996), an increase of over 28.3%. This increase in sales revenues has, in management's opinion, continues the reversal of the decline experienced during fiscal 1995 and was the result of management's efforts to expand the Company's ability to fabricate value-added ceramic and resin blade manufacture and an increase in the sale of scribes mostly due to a new application from one customer. During fiscal 1997, this effort resulted in a 69.4% increase in ceramic sales, an 8.9% increase in all blade sales including the resin based blades and a 142% increase in the sale of scribes. Management believes, although no assurances can be given, that these increased product lines, coupled with management's ongoing efforts to further expand its supplier network, will continue to be reflected in higher revenues during fiscal 1998 and beyond.

Gross profit from operations during fiscal 1997 reached $1,105,570, or 70.0% of gross revenues, as compared to $727,304 in fiscal 1996, or 58.2% of gross revenues. This increase of more than 52.0% over fiscal 1996 is attributable to two primary factors. First, the Company's continued change in product sales mix to greater profit margin items such as resin blades and ceramic products has enhanced overall gross profit margins. Second, the full realization of the benefits derived from management's competitive pricing steps taken during fiscal 1996 and continued during fiscal 1997 for certain products. In combination, these measures have resulted in a dramatic increase in gross profit margins well beyond that projected by management in its annual report for fiscal 1996. Management anticipates that this trend will continue, that the cost of sales will remain at the new favorable levels experienced in fiscal 1997 and that gross margins will continue at fiscal 1997 levels.

Operating expenses decreased dramatically from $1,109,735 in fiscal 1996 to $950,013 in 1997, a decrease of over $159,722 or 14.3%. The increased profitability of the Company had the effect of decreasing the Company's retained earnings deficit from $2,009,971 at the end of fiscal 1996 to $1,781,396 at the end of fiscal 1997.

However, to properly evaluate the Company's operating results, it must be noted that during fiscal 1996, the Company effected a series of transactions utilizing its authorized but unissued shares of common stock (the "Shares"), and issued an aggregate of 1,270,000 Shares to officers, directors and various creditors for settlement of accounts payable and various loans owing by the Company, in a total aggregate value of $113,650. In addition, during fiscal 1996, the Company also issued an additional 910,000 Shares to several consultants as part of their compensation for consulting services (see "Financial Statements - Note 8"). In keeping with the prescribed accounting procedures of the Securities and Exchange Commission, these Shares were valued at an aggregate of $346,442. Consequently, Selling, General and Administrative Expenses for fiscal 1996 were increased by this amount. These are, however, non-recurring events. Had these transactions not been present during fiscal 1996, Selling, General and Administrative
Expenses would have been $719,555 and income from operations would have been $53,802, as compared to a loss of $292,640, as reflected on the Company's financial statements.
See "Financial Statements - Note 7".

The Company's net income for the year ended January 31, 1997 was $213,652 ($.02 per share) compared to a loss of $419,630 for the prior year. It should be noted, however, that if the effects of the Company's stock activity, as discussed above, were eliminated from consideration, the Company's operations would have resulted in a net pre-tax profit of $16,603 rather than the stated loss in 1966. Management believes that this is significant since it demonstrates that the Company's operations have finally turned the corner and are profitable, a situation which management believes will continue throughout fiscal 1997, as confirmed by the increase in order back-logs at fiscal year-end (up to 10.5% to $442,000 at January 31, 1997). This also confirms management's prior estimate that operating revenues had to reach the $1.25 million level to achieve a "break even" from operations. Management continues to take steps to reduce expenses, identify new, more economical product sources and to generally expand sales.

III. Liquidity and Capital Resources:

At January 31, 1997, the Company's current ratio (i.e., current assets divided by current liabilities) stood at 1.96:1, as compared to .78:1 at January 31, 1996. Management believes that the Company's substantially improved position at January 31, 1997 gives further credence to management's position that the Company's operations did in fact make substantial progress during fiscal 1997, a situation expected to continue throughout fiscal 1998 and beyond.

The Company believes that a substantial part of its growth will come from acquisitions made both in the United States and overseas. It has instituted an aggressive program in Malaysia which is tied into the operation of DTI. Locally, the Company is also seeking opportunities. In the two instances, both funding and the acceptance of its common stock by sellers are not certain and could be mitigating factors.

Otherwise, management believes that the Company will have adequate working capital and sufficient credit alternatives to fund the Company's current operations during the next fiscal year, including support for its planned expansion of sales. Contributing to this factor is that the $170,000 of long-term debt, principal and interest, is considered by management not to be of a demand type.

The principal source of funds for the Company's operations during fiscal 1997 has been from operating revenues and proceeds from the sale of securities and the exercise of options, as reflected in the Company's financial statements.

Property and equipment remained essentially the same in fiscal 1997 when compared with fiscal 1996. There were no material commitments for capital expenditures at the end of fiscal 1997, except in connection with any acquisitions.

The Company also does not presently anticipate the allocation of significant resources for machinery and equipment purchases. Any such commitments will be dependent on demand for the delivery of products under new or increased orders and are expected to be purchased pursuant to available financial programs, leasing programs or bank financing without committing substantial cash assets on the part of the Company. Future conditions, such as successful equity financing efforts, may change this position.


IV.  Inflationary Impact:

Since the inception of operations, inflation has not significantly affected the operating results of the Company. However, inflation and changing interest rates have had a significant effect in the economy in general and therefore could not affect the operating results of the Company in the future.


Item 7.  Financial Statements

The following financial statements have been prepared in accordance with the requirements of Item 310(a) of Regulation S-B:

                                           INDEPENDENT AUDITORS' REPORT



Board of Directors
Semicon Tools, Inc. and Subsidiaries
New Rochelle, New York


     We have audited the consolidated balance sheets of Semicon Tools, Inc. and Subsidiaries as of January 31, 1997 and the related consolidated statements of income, retained earnings, and cash flows for the years ended January 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of DTI Technology, SDN BHD, a wholly owned subsidiary, which statements reflect total assets of $419,897 and $401,371 as of January 31, 1997 and 1996, respectively, and total revenues of $118,611 and $80,463 for the years then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for DTI Technology, SDN BHD, is based solely on the report of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Semicon Tools, Inc. and Subsidiaries as of January 31, 1997 and 1996 and the results of their operations and their cash flows for the years ended January 31, 1997 and 1996, in conformity with generally accepted accounting principles.










April 17, 1997
                                                                           F-1

                                       SEMICON TOOLS, INC. AND SUBSIDIARIES

                                            CONSOLIDATED BALANCE SHEET

                                           YEAR ENDED JANUARY 31, 1997






                                                      ASSETS


Current assets:
  Cash                                                             $  116,334
  Accounts receivable, less allowance
   for doubtful accounts of $6,500                                    162,439
  Inventory                                                           339,552
  Prepaid expenses and other current assets                            81,643
  Deferred tax asset, current portion                                  31,250
    Total current assets                                              731,218
                                                                      -------

Property and Equipment                                                378,096
                                                                      -------

Other assets:
   Goodwill, net of amortization                                      102,238
   Security deposits                                                   14,885
   Deferred tax asset, net of current portion                          62,500
                                                                       ------
                                                                      179,623
                                                                      -------

                                                                   $1,288,937
                                                                   ==========




                                       LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
  Current portion of long-term debt                               $   15,420
  Notes payable, shareholders                                         84,462
  Accounts payable                                                    83,231
  Accrued interest                                                   188,309
  Payroll taxes payable                                                1,598
                                                                       -----

   Total current liabilities                                         373,020
                                                                     -------

Long-term debt, net of current portion                               170,000
                                                                     -------

Commitments and contingencies

Shareholders' equity:
  Common stock par value $.001; 100,000,000
   shares authorized 9,367,500 shares issued and
     outstanding                                                      9,368
  Additional paid in capital                                      2,517,945
  Retained earnings (deficit)                                   ( 1,781,396)
                                                                -----------
                                                                    745,917
                                                                -----------

                                                                 $1,288,937
                                                                 ==========






     See notes to consolidated financial statements.
                                                                          F-2

                           SEMICON TOOLS, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENT OF INCOME (LOSS)

                           YEARS ENDED JANUARY 31, 1997 AND 1996















                                                 1997               1996
                                                 ----               ----

Net sales                                     $1,602,830         $1,248,668

Cost of sales                                    497,260            521,364
                                                 -------            -------

Gross profit                                   1,105,570            727,304

Selling, general and administrative
 expenses                                        950,013          1,109,735
                                                 -------          ---------

Income (loss) from operations                    155,557       (   382,431)
                                                 -------       -   -------

Other income (expenses):
  Rental income                                                      8,050
  Interest expense                          (    35,655)       (    45,249)
                                             -----------        -----------
                                            (    35,655)       (    37,199)
                                             -----------        -----------

Income (loss) before income taxes               119,902       (   419,630)

Provision for income taxes (benefit)        (    93,750)
                                             -----------        -----------

Net income (loss)                            $  213,652       ($  419,630)
                                             ==========        ===========

Income (loss) per common share               $    0.024       ($    0.103)
                                             ==========        ===========

Weighted average number of common
 shares outstanding                           8,970,445          4,090,589
                                              =========          =========





          See notes to consolidated financial statements
                                                                       F-3

                          SEMICON TOOLS, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF CASH FLOW

                          YEARS ENDED JANUARY 31, 1997 AND 1996

                                                        1997             1996
Operating activities:
    Net income (loss)                               $213,652         ($419,630)

Adjustments to reconcile net income to
 cash provided from operating activities:
  Depreciation and amortization                       23,317            62,542
  Compensatory stock issued                           54,125            10,050
  Prior period adjustment                                            (  74,196)
  Loss on foreign investment                                            89,119

Changes in other operating asset and liabilities:
  Accounts receivable                              (   3,808)        (  56,595)
  Inventories                                      (  79,059)        (  48,786)
  Prepaid expenses and other current assets        (  21,697)          343,482
  Deferred tax asset                               (  93,750)
  Other assets                                     (   5,244)            1,341
  Accounts payable                                 ( 234,761)          160,424
  Accrued expenses                                    33,132            77,848
  Payroll taxes payable                            (  41,415)        (  15,220)
                                                   ---------         ---------

    Net cash provided from (used in)
     operating expenses                            ( 155,508)          130,379
                                                   ---------           -------

Investing activities:
  Purchase of property and equipment              (  25,549)         ( 357,471)
  (Increase) decrease in investment
   in foreign subsidiary                          (   3,776)            255,797
                                                  ---------          ----------

    Net cash used in investing activities        (  29,325)          ( 101,674)
                                                  ---------           ---------

Financing activities:
  Proceeds from sale of stock                      328,125             23,438
  Increase in long-term debt                                          178,542
  Decrease in notes payable                                         (  10,186)
  Decrease in notes payable, shareholders'       (  23,338)         ( 132,937)
  Payment of long term debt                      (  46,262)         (  45,811)
                                                 ---------          ---------

    Net cash provided from financing activities    258,525             13,046
                                                   -------             ------

    Net increase in cash                            73,692             41,751

Cash beginning of year                              42,642                891
                                                    ------                ---
Cash end of year                                  $116,334           $ 42,642
                                                  ========           ========

Supplemental disclosures of cash flow information:
Cash paid during the year for:
  Interest                                        $  2,533           $ 17,422
                                                  ========           ========
  Income taxes                                       -0-                -0-
                                                  ========           ========

Supplemental schedule of non-cash investing and financing activities:
  Issuance of common stock for conversion
   of debt, agreements, services and payment
   of interest                                    $      0           $113,650
  Issuance of common stock for purchase of
   subsidiary                                      125,048                  0
                                                   -------           ---------

                                                  $125,048           $113,650
                                                  ========           ========

     See notes to consolidated financial statements.
                                                                         F-4

                                      SEMICON TOOLS, INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                      YEARS ENDED JANUARY 31, 1997 AND 1996

                                                                     Additional    Retained          Total
                                                       Common           paid in    earnings        Shareholders'
                                       Shares          stock            capital    (deficit)          equity

Balance at January 31, 1995         3,685,000         $3,685         $1,869,192  ($1,501,222)       $371,655

Stock issued for settlement of
 accounts payable                     600,000            600             73,050                       73,650

Stock issued for consulting services  150,000            150              9,900                       10,050

Stock issued for exchange of loans    670,000            670             39,330                       40,000

Sale of stock                          62,500             63             23,375                       23,438

Prior period adjustment, loss in
 equity of unconsolidated subsidiary                                              (    74,196)     (  74,196)

Net loss for the year ended January
 31, 1996                                                                         (   419,630)     ( 419,630)

Balance at January 31, 1996         5,167,500          5,168          2,014,847   ( 1,995,048)        24,967

Issuance of stock on exercise
 of stock options                   2,550,000          2,550            237,450                      240,000

Sale of stock                          75,000             75             28,050                       28,125

Issuance of stock for consulting
 services                             150,000            150              7,350                        7,500

Issuance if stock regarding
 acquisition of subsidiary, DTI
 Technologies, SDN BHD                300,000            300            124,748                      125,048

Issuance of stock for services         75,000             75             28,675                       28,750

Sale of stock                         400,000            400             59,600                       60,000

Issuance of stock in lieu of payment
 of officers salaries                 650,000            650             17,225                       17,875

Net income for the year ended January
 31, 1997                                                                           213,652          213,652
 --- ----                          -----------       --------        ----------     -------          -------

                                    9,367,500         $9,368         $2,517,94  ($1,781,396)        $745,917
                                    =========         ======         =========  ===========         ========


     See notes to consolidated financial statements.
                                                                           F-5

                                       SEMICON TOOLS, INC. AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                       YEARS ENDED JANUARY 31, 1997 AND 1996






1.  Organization of the Company:

    Semicon Tools, Inc. (the "Company"), a Nevada corporation, is primarily in the business of selling small precision disposable diamond and other base material tools used to cut and separate electronic components and devices. In addition, it has two subsidiaries with their own product lines.

    One of the Company's  wholly-owned  subsidiaries,  East Coast Sales Company,
        Inc. ("ECS") is a Connecticut corporation which distributes and fabricates technical ceramic products and distributes clean room supplies and tools. This Company, which was acquired on January 26, 1990, was accounted for in a manner similar to the pooling of interests method of accounting. The total cost of the acquisition, $309,000, was paid for by the issuance of a $300,000 note, bearing interest at 10% per annum, and the issuance of 9,000,000 shares (60,000 shares, as restated
        - see Note 7) of the  Company's  $.001 par value  common stock (see also
        Note 5).

    The Company's other wholly-owned  subsidiary,  DTI Technology,  SDN BHD is a
        Malaysian company which manufactures a product line similar to that of Semicon Tools, Inc. Semicon Tools, Inc. acquired the assets of DTI Technology, SDN BHD on June 22, 1996. The total cost of the acquisition, $125,048, was paid for by the issuance of 300,000 shares of the Company's $.001 par value common stock with a negotiated fair value of $.42 per share.



2.  Summary of significant accounting policies:

    Principles of consolidation:
        The  consolidated  financial  statements  of  Semicon  Tools,  Inc.  and
         Subsidiary include all the accounts of Semicon Tools, Inc. East Coast Sales Company and DTI Technology, SDN BHD after elimination of all significant intercompany transactions and accounts. The financial statements give retroactive effect to the acquisition of DTI Technology, SDN BHD which has been accounted for as an acquisition as if in a pooling of interest method at historical cost of the assets acquired.

    Cash and cash equivalents:
        Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less.

    Inventories:
        Inventories, which consist solely of finished goods, are stated at the lower of cost or market. Market is considered at net realizable value.

    Per share amounts:
        Net earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Fully diluted and primary earnings per common share are the same amounts for the period presented.

                                       SEMICON TOOLS, INC. AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                       YEARS ENDED JANUARY 31, 1997 AND 1996








2.  Summary of significant accounting policies (continued):

    Property and equipment:
        Property and equipment are stated at cost.  Depreciation of property and equipment is provided using the straight-line method over the following useful lives:
                                                                 Years
           Manufacturing                                         5-10
           Furniture and fixtures                                 7
           Other equipment                                       5-7
           Leasehold improvements                         Length of lease


    Expenditures for major renewals and betterment that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

    Income taxes:
        The Company has elected to file a consolidated corporate income tax return with its subsidiaries. For tax reporting purposes, the Company uses certain accelerated depreciation methods which may create timing differences between book and tax income. Deferred income taxes will be reflected for these timing differences.

    Post retirement benefits:
        On December 31, 1990, the Financial  Accounting  Standards  Board (FASB)
         issued Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Post Retirement Benefits Other Than Pensions." SFAS No. 106 requires that companies recognize the cost of providing post retirement health care and other non-pension benefits over the employees' service periods, rather than as the benefits are paid. The Company does not provide any non-pension post retirement benefits at the present time.

      Allowance for doubtful accounts:
        An allowance for doubtful accounts has been established based on management's review of the outstanding accounts receivable balance and their determination of possible uncollectible accounts.

      Use of estimates:
        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                       SEMICON TOOLS, INC. AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                       YEARS ENDED JANUARY 31, 1997 AND 1996









2.  Summary of significant accounting policies (continued):

      The Financial  Accounting  Standards  Board issued  Statement of Financial
        Accounting Standards ("SFAS") No. 121, "Accounting for the Impaired of Long-Lived Assets to Be Disposed Of." "SFAS" No. 121 requires that Long-Lived Assets and certain identifiable intangibles to be held and used by the Company be reviewed for impairment whenever events indicated that the carrying amount of an asset may not be recoverable.

      Additionally, The Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation". The effective date of "SFAS" No. 123 is for fiscal years beginning after December 15, 1995, and established a method of accounting for stock based compensation plans based on fair value. The Company does not believe that "SFAS" No. 121 and No. 123 will have an impact on its financial statements.


3.    Nature of operation, risks and uncertainties:

      The Company currently has a minuscule share of the dicing blade and ceramics market. There can be no assurance that the Company will be able to increase its market share or that the market will increase.
      Furthermore, the Company faces the possibility of adverse market conditions from technological changes, shifting product emphasis among competitors and the entry of new competitions into its market.


4.  Property and equipment:

    Major classifications of property and equipment are as follows:

      Manufacturing equipment                                   $574,982
      Other equipment                                            270,894
      Office equipment                                            20,535
                                                                  ------
                                                                 866,411
      Less accumulated depreciation                              488,315
                                                                 -------

                                                                $378,096
                                                                ========


5.  Goodwill:

    On January 26, 1990, the Company acquired East Coast Sales Company (its wholly-owned subsidiary) for a cost of $309,000. The purchase price exceeded the fair value of the assets by $134,281 which amount was assigned to goodwill, and is being amortized on a straight-line basis over forty years. Accumulated amortization of goodwill aggregated $32,043 as of January 31, 1997.

                                       SEMICON TOOLS, INC. AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                       YEARS ENDED JANUARY 31, 1997 AND 1996



6.  Commitments and contingencies:

    The Company was obligated under an operating lease agreement for the rental of office and warehouse space in New Rochelle, New York. This lease expired on September 30, 1995 and required minimum monthly payments of $3,125. The Company subleased a portion of this space with a tenant paying a monthly rent of $700.

    Rental expense for the year ended January 31, 1996, including real estate taxes amounted to $28,125.

      InNovember  1995  the  Company  moved  to new  premises  and is  currently obligated under a lease agreement for office and manufacturing facilities. This lease, which expires on May 31, 1998, requires the following future minimum rental payments:

                           January 31, 1998                     $40,999
                           January 31, 1999                      14,172
                                   --- ----                      ------
                                                                $55,171
                                                                =======


      Rental expense for the year ended January 31, 1997 amounted to $39,047.

    The Company also leases three vehicles under operating leases with terms expiring through 1998. Total lease expense was $25,307 and $15,065 for the years ended January 31, 1997 and 1996, respectively.

      Future minimum rentals are as follows:

                           1998                           $24,425
                           1999                            13,696
                           2000                             6,163
                           ----                             -----
                                                          $44,284
                                                          =======

      The Company has entered into written sales  agreements with two employees.
        The agreements are on a year to year basis and call for the payment of commissions, varying from 1 to 4 percent, on the sale of selected products.

      OnApril 8, 1996, the Company reached a settlement with their prior accountants of fees due from the Company. The agreement calls for monthly installments of $4,000 commencing April 1, 1996 and ending on September 1, 1996 for a total of $24,000. The balance reflected at January 31, 1996 on the Company's accounts payable was $28,068. The books at October 31, 1996 have been adjusted to reflect this settlement. As of January 31, 1997 the balance had been paid in full.

7.  Common stock and stock split:

      OnFebruary 8, 1993, the Company effected a reverse split of its common stock outstanding on a 1-for-150 basis. As a result of the split the 72,601,100 shares then outstanding became 484,007 shares while the stated par value per share of common stock was not changed from $.001. Fractional shares were rounded up to the nearest whole share. All references to the number of shares and per share amounts included in the financial statements have been restated to retroactively reflect the aforementioned stock split.

                                       SEMICON TOOLS, INC. AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                       YEARS ENDED JANUARY 31, 1997 AND 1996




7.    Common stock and stock split (continued):


      OnJanuary 25, 1995, the Company issued 760,000 shares of common stock as per the terms of the consulting agreement described in Note 12. The stock was valued at $380,000 or $.50 per share and is part of a one year agreement beginning February 27, 1995.

      During the year ended January 31, 1996, the Company issued shares of its common stock for the following reasons:



                            Number
                              of       Total
  Date        Issuee        shares     Value      Reason for issuance

 04/24/95    LS Technology  150,000  $ 43,650   Settlement of accounts payable

 10/16/95    Eugene Pian    370,000    25,000   Exchange for loans

 10/16/95    Silver Vaults  450,000    30,000   Settlement of accounts payable

 10/17/95    Tan Oan Khoon   50,000     3,350   Consulting services

 10/17/95    Raffic Mahamed 100,000     6,700    Consulting service

 01/31/96     Eugene Pian   300,000    15,000    Exchange for loans
 -- -- --                   -------    ------

                          1,420,000  $123,700
                          =========  ========



      The Company also sold 62,500 common shares in the fiscal year January 31, 1996 for $23,438.

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

                                       SEMICON TOOLS, INC. AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                       YEARS ENDED JANUARY 31, 1997 AND 1996



7.  Common stock and stock split (continued):

   During the year ended January 31, 1997, the Company issued shares of its common shares in non-cash transactions as follows:

                                Number
                                 of      Total
  Date       Issuee             shares   Value   Reason for issuance

 03/05/96   Richard Staper     100,000  $ 5,000  Consulting services

 03/05/96   Richard Korlinchak  50,000    2,500  Consulting services

 06/22/96   Lee Beng Wang      100,000   33,921  Acquisition of DTI Technology

 06/22/96   LS Technology       50,000   16,961  Acquisition of DTI Technology

 06/22/96   Eugene Pian        150,000   74,166  Acquisition of DTI Technology

 08/31/96   Mark Gasarch        50,000   25,250  Legal services

 08/31/96   Paul Alper          25,000    3,500  Consulting services

 01/31/97   Eugene Pian        500,000   13,750  Bonus

 01/31/97   Craig Pian         150,000    4,125  Bonus
 -- -- --                      -------    -----

                             1,175,000  $179,173
                             =========  ========


     The Company sold 3,025,000 common shares during the year ended January 1997 for $328,125.


8.    Long-term debt:
                                                 Long-term    Current
                                          Rate    Portion     Portion   Maturity

        Note payable, Citibank     (a)     10%                $15,420     1998

        Note payable, shareholders (b)  13.5%-15% $170,000                1998
                                        ----  --  --------                ----


                                                  $170,000    $15,420
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

      The maturities of these loans are as follows:

                           January 31, 1998                  $ 15,420
                           January 31, 1999                   170,000
                                   --- ----                   -------

                                                             $185,420
                                                             ========

                                       SEMICON TOOLS, INC. AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                       YEARS ENDED JANUARY 31, 1997 AND 1996



9.    Notes payable, shareholders:

      Notes payable consist of the following past due obligations. The terms of these notes have not been extended and are payable on demand:

      Notes payable to shareholders were payable in monthly installments of $2,326, including interest at 14%. The notes matured in July 1994 and amounted to $81,462. In April of 1997, these notes were renegotiated, along with any accrued interest to be paid in monthly installments of $4,053 including interest at 10%. The notes mature in April, 2001.

      Demand note payable to shareholder carries interest at 10% and amounted to $3,000.

      Shareholders have not demanded payment in the current year.


10.   Acquisition of subsidiary:

      OnJune  22,  1996,  the  Company  acquired  100%  of  the  assets  of  DTI
        Technology, SDN BHD, a Malaysian company formed on May 17, 1995, for a total cost of $125,048. The contributing shareholder of Semicon Tool Co., Inc. and Subsidiaries was also a major stockholder in DTI Technology, SDN BHD. Accordingly the accounts are recorded at their historical basis and their operations and cash flows have been included as if the acquisition had occurred on May 17, 1995. The Company issued 300,000 of its common shares to the shareholders of DTI Technology. The fair value being determined at 4.42 per share was equal to the net asset value of the assets acquired. The condensed balance sheet of DTI Technology, SDN BHD at June 22, 1996 was as follows:

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
                                                                    ========

      The restated assets and liabilities of DTI have been included in the consolidated balance sheet at July 31, 1996. The results of operations for DTI for the period June 22, 1996 to January 31, 1997 resulted in a net profit of $2,314.

                                       SEMICON TOOLS, INC. AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                       YEARS ENDED JANUARY 31, 1997 AND 1996


11.   Income taxes:

    As of January 31, 1997 the Company had net operating loss carryovers of approximately $1,780,000 expiring in various years through 2008.

      Effective February 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No.
      109"),  the  cumulative   effect  of  which  was  not  material  to  the
      consolidated   financial  statements  and  is  therefore  not  presented
      separately. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date; this effect was immaterial during the year ended January 31, 1997 and 1996. The deferred tax asset less the deferred tax liabilities has been reduced by a valuation allowance equal to the net tax benefit in excess of the estimated taxable profits over the next three years.

      Provision for income taxes (benefit):
                                                          1997           1996
                                                          ----           ----

            Current                                    $ 31,250     $      0
            Deferred                                  ( 125,000)
                                                      ---------      ----------
                 Total benefit                        ($ 93,750)    $      0
                                                      =========     ===========


      A reconciliation of the income tax provision at the federal statutory rate to the income tax provision at the effective tax rate is as follows

                                                            1997          1996
                                                            ----          ----
            Income tax computed at the
              federal statutory rates                      24,128            0
            State tax (net of federal benefit)              7,122            0
            Net operating loss carryforward             ( 125,000)
                                                        ---------       -------

            Provision (credit) for income taxes         ($ 93,750)           0
                                                        =========       =======


      The components of deferred tax assets and liabilities consist of the following:

            Deferred tax asset:

              Net operating loss carryforward           $538,750     $570,000
                                                        --------     --------

                 Total deferred tax asset                538,750      570,000

                 Valuation allowance                   ( 445,000)   ( 570,000)
                                                       ---------    ---------

                                                        $ 93,750     $      0
                                                        ========     ========

                                       SEMICON TOOLS, INC. AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                       YEARS ENDED JANUARY 31, 1997 AND 1996










12.     Principle products and segmentation of sales:

        The disposable tools sold by the Company include dicing blades and scribes, which are components of precision electronic saws and scribes used to cut silicon wafers, porcelain and ceramic molds and dressers used for the shaping and forming of grinding wheels in the machine tool industry. Industrial ceramic products and clean room supplies are among the Company's major products.

        Financial information relating to industry segments and classes of products:


                                                    January 31,     January 31,
                                                        1997            1996
                                                        ----            ----


           Sales to customers:
            Industry A: Semicon Tools, Inc. and
          DTI Technologies, SDN BHD
               Dicing blades                        $  396,420      $  326,072
               Scribes                                 112,846          46,586
               Dressers                                 21,773          21,532
               Miscellaneous hardware                   11,272          25,769
               Other products                           44,928          45,530
            Industry B: East Coast Sales, Inc.
               Ceramics                                924,733         540,092
               Clean room supplies                       5,582           8,891
               Other products                           85,276         153,733
                                                        ------         -------

                                                    $1,602,830      $1,168,205
                                                    ==========      ==========


         Operating profit or loss:

            Industry A:  Semicon Tools, Inc. and
              DTI Technologies, SDN BHD             ($  160,458)   ($  387,082)
            Industry B:  East Coast Sales, Inc.         280,360         57,243
                                                        -------         ------
                                                     $  119,902     $  329,839
                                                     ==========     ==========

         Identifiable assets:

            Industry A:  Semicon Tools, Inc. and
              DTI Technologies, SDN BHD              $  683,878    $  560,539
            Industry B:  East Coast Sales, Inc.         511,309       262,895
                                                        -------       -------
                                                     $1,195,187    $  823,434
                                                     ==========    ==========

                                       SEMICON TOOLS, INC. AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                       YEARS ENDED JANUARY 31, 1997 AND 1996







12.     Principle products and segmentation of sales (continued):


         Foreign and domestic operations and export sales:

                                                  January 31,      January 31,
                                                     1997             1996
                                                     ----             ----

           Sales to customers:
              United States                     $1,100,133        $  862,190
              Far East                             162,045           163,166
              Europe                                63,607            19,034
              Canada                               277,045           123,815
                                                   -------           -------

                                                $1,602,830        $1,168,205
                                                ==========        ==========

           Operating profit (loss):
              United States                    $   77,625        ($  233,196)
              Far East                        (    17,867)       (    45,848)
              Europe                          (    16,729)       (     5,376)
              Canada                               76,873        (    45,419)
                                              -------------      -------------

                                               $  119,902        ($  329,839)
                                               ==========        ===========


           Identifiable assets:
              United States                   $  590,057          $  582,167
              Far East                           432,763             114,457
              Europe                              36,786              13,422
              Canada                             135,581             113,388
                                                 -------             -------

                                              $1,195,187          $  823,434
                                              ==========          ==========


        Six customers accounted for approximately 49% or $772,995 and of which two customers accounted for 34% or $542,722 of consolidated revenues in 1997. Six customers accounted for 45% of consolidated revenues in 1996 or $526,362.


13.  Prior period adjustment:

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

                                       SEMICON TOOLS, INC. AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                       YEARS ENDED JANUARY 31, 1997 AND 1996









14.  Employment agreements:

     On May 1, 1996, the Company entered into employment agreements with its President and Vice President. The term of the agreements covers two one year periods expiring on January 31, 1998. Compensation is set at a base
     of  $100,000  and  $75,000  for  the  President   and  Vice   President,
     respectively, with each getting a bonus of 5% of consolidated gross sales. Each employee also received 1,000,000 stock options at $.10. None of these options had been exercised as of January 31, 1997.


15.  Subsequent events:

     On February 27, 1997, the Company entered into an investment banking with Russo Securities for a three year period. The consultant shall assist management in broadening the Company's exposure to the financial community and in securing necessary funding to meet its needs according to the terms of the agreement. The consultant shall be compensated by having the option to purchase up to 6,000,000 shares of the Company's common shares at prices varying from $.075 to $.10 during the period commencing of February 27, 1997 and ending July 30, 1997. After July 30, 1997 the option price will be $.10 until the agreement expires. Upon the signing of the agreement, the Company issued another 200,000 shares of its common stock to other consultants related to Russo, with a possible additional 400,000 shares being issued to these consultants if the entire 6,000,000 options are exercised. The agreement can be terminated by either party upon sixty days notice.


16.     Computation of earnings per share:
                                                          1997            1996
                                                          ----            ----


              Weighted average number of
               common shares outstanding               $7,458,116    $4,090,589
              Assumed conversion of
               stock options                            1,512,329
                                                       ----------- ------------
              Weighted average number of
               common shares outstanding               $8,970,445    $4,090,589
                                                       ==========    ==========

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

There have been no changes in or disagreements with accountants with respect to accounting and/or financial disclosure.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The following table provides information concerning each executive officer and directors of the Company:

              Name                                    Title

              Eugene J. Pian                    President and Director
              Craig Pian                        Treasurer and Director
              Francine Pian                     Secretary and Director


Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and have qualified. Craig and Francine Pian are the children of Eugene Pian.

A summary of the business experience of each officer and director of the Company is as follows:

EUGENE J. PIAN has been President of the Company since April 1987. He had been President of East Coast Sales since its inception in 1975 until its merger into the Company in January 1990. From 1969 to 1975, he was Division Manager of Consolidated Refining Company, where he was responsible for organizing a division manufacturing the materials necessary to plate and stamp semiconductor materials and supervising all sales and manufacturing. From 1960 to 1969, he was Vice President of Semi Alloys, Inc., where he was responsible for the manufacture and sale of fabricated metal products to the semiconductor industry.

CRAIG PIAN was appointed Director and Treasurer of the Company in 1996 having been employed by the Company since its inception and previously by East Coast Sales Co., now a subsidiary of the Company. Mr. Pian has been involved with all aspects of the Company's manufacturing, sales and administrative operations for the past 13 years and brings a great deal of stability and customer acceptance to his new expanded role with the Company. Mr. Pian graduated Manhattan College having received his Bachelor of Science Degree in Business, with a strong emphasis on engineering.

FRANCINE PIAN was appointed Secretary and a Director of the Company in 1996 having been employed by the Company since 1983. Prior to joining the Company on a full-time basis, Ms. Pian was employed in retail sales for some of the major retail chain stores in the New York metropolitan are. She is a graduate of the Laboratory Institute of Merchandising ("LIM") in New York bringing a well rounded background suited for her responsibilities with the Company.

Compliance With Section 16(a) of the Securities Exchange Act of 1934:

The Company does not have any securities registered under Section 12 of the Securities Exchange Act of 1934 Commission and, accordingly, compliance with
Section 16(a) thereof is not required or applicable.


Item 10. Executive Compensation

During the fiscal year ended January 31, 1997, the Company paid Mr. Pian, its President, the sum of $91,000, plus it paid for $1,000,000 of life insurance, under which his wife is the beneficiary, and automobile leases and associated insurance which may be deemed for the personal benefit of Mr. Pian (Mr. Pian serves with an employment agreement).

Directors do not receive compensation for their services as directors, but may be reimbursed for expenses incurred for attendance at meetings of the Board of Directors.

Craig Pian, Treasurer, earns $66,000 per year, has an employment agreement and life insurance coverage; Francine Pian earns $40,000 per year.


Item 11.  Security Ownership of Certain Beneficial Owners and Management

(a) Security Ownership of Certain Beneficial Owners - The persons set forth on the chart below are known to the Company to be beneficial owners of more than 5% of the Company's Common Stock, being the only class of its voting securities, as of January 31, 1997.

(b) Security Ownership of Management - Information concerning the number and percentage of shares of Common Stock of the Company owned of record and beneficially by management, is set forth on the chart below:

                                  Amount and Nature of
  Name and Address of             Beneficial Ownership
  Beneficial Owner                Shares                   Percentage (1)

Eugene J. Pian                  1,768,150                     18.6%
c/o Semicon Tools, Inc.
111 Business Park Drive
Armonk, New York  10504

Craig Pian                        550,333                      5.8%
c/o Semicon Tools, Inc.
111 Business Park Drive
Armonk, New York  10504

All Officers and Officers
as a Group (3 Persons)          2,687,327 (2)                 28.2%


(1) Except as otherwise indicated in Note 2 below, the Company has been advised that all individuals listed have the sole power to vote and dispose of the number of shares set forth opposite their names.

(2) Includes an aggregate of 45,284 shares owned by members of the immediate family of Mr. Pian as to which he disclaims beneficial ownership. Excludes the shares over which Mr. Pian has voting control pursuant to voting trusts amounting to 1,542,500 shares. As a result of the foregoing voting trusts, Mr. Pian has voting power over approximately 44.4% of the issued and outstanding shares.


Item 13. Exhibits and Reports on Form 8-R


Exhibits

3.a    Articles of Incorporation (1)
3.b    By-Laws (1)
3.c    Amendment to Articles of Incorporation (2)
10.a   Agreement of Merger with Semicon Tools, Inc., a New York Corporation
           (2) 10.b Articles of Merger (2) 10.c Certificate of Merger (2) 10.d Patent License (1)
10.e   Patent No. 4,219,004 (1)
10.f   License Agreement with Bookuk Industry Company, Ltd. (1)
10.i   Thermode/Synthrode Supplier Agreement (1)
10.j   East Coast Sales Acquisition Agreement (3)
10.k   $300,000 Promissory Note (3)
10.l   Amendment to East Coast Sales Acquisition Agreement (4)
16.    The required letter from the former accountants (5)







(1) Incorporated by Reference from Registrant's Registration Statement on Form S-18 declared effective on June 8, 1998.
(2) Incorporated by Reference from Registrant's Form 8-K Report dated May 19, 1987.
(3) Incorporated by Reference from Registrant's From 8-K Report dated February 19, 1990.
(4) Incorporated by Reference from Registrant's Form 10-K Report for the year ended January 31, 1991.
(5) Incorporated by Reference from Registrant's Form 8-K Report dated January 29, 1993.




Report of Form 8-K

None during fiscal 1996.


Statements contained in this Form 10-KSB as to the contents of any agreement or other document referred to are not complete, and where such agreement or other document is an exhibit to the Company's Registrant Statement or is included in the forms indicated above, each such statement is deemed to be qualified and amplified in all respects by such provisions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               SEMICON TOOLS, INC.



Dated:                                            By:_/s/Eugene J. Pian
                                                     Eugene J. Pian, President




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.


SIGNATURES                                TITLE                        DATE

                                          Director and Principal
                                          Executive Officer,
                                          Principal Financial and
                                          Accounting Officer
Eugene J. Pian



/s/ Craig A. Pian                         Treasurer and Director



Craig A. Pian



/s/Francine Pian                           Secretary and Director



Francine Pian