Form 10QSB
period 1997-04-30
SEMICON TOOLS INC /NV/
filed 1997-06-13
CIK 794998

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 10-QSB

              (X)     Quarterly Report Pursuant to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

                      For the quarterly period ended      April 30, 1997

                                       or

              ( )     Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1939

                      For the transition period from              to


Commission File Number:  33-5820-LA




                               SEMICON TOOLS, INC.
         (Exact name of small business issuer as specified in its charter)




          Nevada                                77-0082545
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)             Identification Number)


                 111 Business Park Drive, Armonk, New York 10504

                    (Address of principal executive offices)


Issuer's telephone number, including area code:             (914) 273-1400
                                                          -----------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                  Yes X   No


Indicate the number of Shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.


            Class                           Outstanding at June 4, 1997

Common Stock, par value $.001
 per share                                           9,367,500

                                      INDEX


Part I.   Financial Information


   Item 1.  Condensed consolidated financial statements:

         Balance sheet as of April 30, 1997                            F-2

         Consolidated statement of operations for three months
           ended April 30, 1997 and 1996                               F-3

         Consolidated statement of cash flows for three months
           ended April 30, 1997 and 1996                               F-4

         Notes to condensed consolidated financial statements       F-5 - F-10


   Item 2.  Management's discussion and analysis of
                 financial condition



Part II.  Other information


   Signatures

                      SEMICON TOOLS, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED BALANCE SHEET - APRIL 30, 1997
                                   (UNAUDITED)





                                     ASSETS





Current assets:
  Cash                                                         $   72,459
  Accounts receivable, less allowance
   for doubtful accounts of $6,500                                169,778
  Note receivable, officer                                         59,688
  Inventory                                                       352,942
  Prepaid expenses and other assets                                78,031
  Deferred tax asset, current portion                              31,250
                                                                 ----------

    Total current assets                                          764,148
                                                                  -------

Property and equipment                                            373,836
                                                                  -------

Other assets:
   Security deposits                                               14,885
   Goodwill, net of amortization                                  101,399
   Deferred tax asset, net of current portion                      50,007
                                                                ----------

                                                                  166,291
                                                                  -------

                                                               $1,304,275
                                                               ==========



                      LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
  Current portion of long-term debt                           $   38,054
  Accounts payable                                                90,806
  Accrued interest                                               115,764
  Payroll taxes payable                                            2,613
                                                               ----------

   Total current liabilities                                     247,237
                                                                 -------

Long-term debt, net of current portion                           277,794
                                                              ----------

Commitments and contingencies

Shareholders' equity:
  Common stock par value $.001; 100,000,000
   shares authorized; 9,367,500 shares issued and
   outstanding                                                    9,368
  Additional paid in capital                                  2,517,945
  Retained earnings (deficit)                               ( 1,748,069)
                                                             ----------

                                                                779,244
                                                                -------

                                                             $1,304,275
                                                             ==========



     See notes to condensed consolidated financial statements.
                                                                           F-2

                      SEMICON TOOLS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)

                   THREE MONTHS ENDED APRIL 30, 1997 AND 1996
                                   (UNAUDITED)











                                                    1997              1996
                                                    ----              ----

Net sales                                     $   422,603         $  376,467

Cost of sales                                     125,236            103,577
                                               -----------         ----------

Gross profit                                      297,367            272,890

Selling, general and administrative expenses      241,720            211,404
                                               -----------         ----------

Income from operations                             55,647             61,486

Other charge, interest expense                      9,825             11,191
                                               -----------         ----------

Income before income taxes                         45,822             50,295

Income taxes                                       12,495                  0
                                               -----------         ----------

Income before extraordinary item              $    33,327         $   50,295
                                               ===========         ==========

Earnings per common share:

  Income before extraordinary item             $    0.003         $    0.009

  Extraordinary item                                0.003                  0
                                                ----------         ----------

  Net income                                   $    0.006         $    0.009
                                                ==========         ==========

Weighted average number of common shares
 outstanding                                   11,367,500          5,381,667
                                               ==========         ==========



















     See notes to condensed consolidated financial statements.
                                                                         F-3

                      SEMICON TOOLS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                   THREE MONTHS ENDED APRIL 30, 1997 AND 1996
                                   (UNAUDITED)







                                                         1997            1996
                                                         ----            ----
Cash flows from operating activities:
  Net income                                           $ 33,327       $ 50,295
  Adjustments to reconcile net income to
   cash provided from operating activities:
    Depreciation and amortization                        10,311          3,373
    Changes in operating assets and liabilities:
      Accounts receivable                             (   7,339)     (  17,608)
      Inventories                                     (  13,390)     (   9,121)
      Prepaid expenses and other current assets          28,259         31,300
      Accounts payable, accrued expenses and
       payroll taxes payable                          (   9,413)     ( 131,646)
      Deferred tax asset                                 12,495
                                                        --------     ----------

      Net cash provided from (used in) operating
       activities                                        54,250     (  73,407)
                                                        --------      --------

Investing activities:
  Purchase of property and equipment                  (   5,212)
  Increase in note payable, officers                  (  59,668)
                                                        --------

      Net cash used in investing activities           (  64,880)
                                                        --------

Financing activities:
  Proceeds from sale of stock                                         110,625
  Decrease in notes payable
  Decrease in notes payable, shareholders             (  25,000)    (   2,415)
  Payment of debt                                     (   8,245)    (  11,565)
                                                       --------      --------

  Net cash provided from (used in) financing
   activities                                         (  36,245)       96,645
                                                       --------      --------

Net increase (decrease) in cash                       (  43,875)       23,238

Cash, beginning of period                               116,334        38,866
                                                       --------      --------

Cash, end of period                                    $ 72,459      $ 62,104
                                                       ========      ========

Supplemental disclosures of cash flow information:
Cash paid during the year for:
  Interest                                             $      0      $  2,712
                                                        ========      ========
  Income taxes                                         $      0      $      0
                                                        ========      ========










     See notes to condensed consolidated financial statements.
                                                                           F-4

                      SEMICON TOOLS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS







1. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three months ended is not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended January 31, 1997 included in its Annual Report filed on Form 10-KSB.

2.  Organization of the Company:

    Semicon Tools, Inc. (the "Company"), a Nevada corporation, is primarily in the business of selling small precision disposable diamond tools used to manufacture electronic components and devices.

    One of the Company's  wholly-owned  subsidiaries,  East Coast Sales Company,
    Inc.  ("ECS")  is  a  Connecticut   corporation  which  distributes  and
    fabricates   technical  ceramic  products  and  distributes  clean  room supplies and tools. This Company, which was acquired on January 26, 1990, was accounted for in a manner similar to the pooling of interests method of accounting. The total cost of the acquisition, $309,000, was paid for by the issuance of a $300,000 note, bearing interest at 10% per annum, and the issuance of 9,000,000 shares (60,000 shares, as restated
    - see Note 10) of the  Company's  $.001 par value common stock (see also
     Note 5).

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



3.  Property and equipment:

    Major classifications of property and equipment are as follows:

        Manufacturing equipment                                      $580,104
        Other equipment                                               270,984
        Office equipment                                               20,535
                                                                      --------
                                                                      871,623
        Less accumulated depreciation                                 497,787
                                                                      -------

                                                                     $373,836
                                                                     ========

                      SEMICON TOOLS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS








4.  Goodwill:

    On January 26, 1990, the Company acquired East Coast Sales Company (its wholly-owned subsidiary) for a cost of $309,000. The purchase price exceeded the fair value of the assets by $134,281 which amount was assigned to goodwill, and is being amortized on a straight-line basis over forty years. Accumulated amortization of goodwill aggregated $32,882 as of April 30, 1997.



5.  Commitments and contingencies:

    The Company is currently obligated under a lease agreement for office and manufacturing facilities. This lease, which expires on May 31, 1998, requires the following future minimum rental payments:



                    April 30, 1998                                    $38,568
                    April 30, 1999                                      3,214
                                                                       -------
                                                                      $41,782
                                                                      =======


     Rent expense for the three months ended April 30, 1997 and 1996 amounted to $9,642.

    The Company also leases three vehicles under operating leases with terms expiring through 1998. Total lease expense was $7,838 and $3,969 for the three months ended April 30, 1997 and 1996, respectively.

      Future minimum rentals are as follows:


                    April 30, 1998                                     $24,425
                    April 30, 1999                                      13,696
                                                                       -------
                                                                       $38,121
                                                                       =======



      The Company has entered into written sales agreements with two employees. The agreements are on a year to year basis and call for the payment of commissions, varying from 1 to 4 percent, on the sale of selected products.

                      SEMICON TOOLS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS









5.  Commitments and contingencies (continued):

    On March 6, 1996, the Company entered into an investment agreement for a three year term. The consultant shall assist management in broadening the Company's exposure to the financial community and securing necessary funding to meet its needs according to the terms of the agreement. The consultant shall be compensated by having the option to purchase up to 6,000,000 of the Company's common shares at prices varying from $.10 to $1.75 during the period commencing on March 6, 1996 and ending September 30, 1996. Either party may terminate this agreement upon notice to the other. As of April 30, 1996, $825,000 shares had been issued for $82,500. On September 30, 1996, after 2,550,000 shares had been issued for $240,000, this agreement was cancelled.

    On April 8, 1996, the Company reached a settlement with their prior accountants of fees due from the Company. The agreement calls for monthly installments of $4,000 commencing April 1, 1996 and ending on September 1, 1996 for a total $24,000. The balance reflected at January 31, 1996 on the Company's accounts payable was $28,068. The books at April 30, 1996 have been adjusted to reflect this settlement.

     On February 27, 1997, the Company entered into an investment banking with Russo Securities for a three year period. The consultant shall assist management in broadening the Company's exposure to the financial community and in securing necessary funding to meet its needs according to the terms of the agreement. The consultant shall be compensated by having the option to purchase up to 6,000,000 shares of the Company's common shares at prices varying from $.075 to $.10 during the period commencing of February 27, 1997 and ending July 31, 1997. After July
     30, 1997 the option price will be $.10 until the agreement expires. Upon the signing of the agreement, the Company issued another 200,000 shares of its common stock to other consultants related to Russo, with a possible additional 400,000 shares being issued to these consultants if the entire 6,000,000 options are exercised. The agreement can be terminated by either party upon sixty days notice. As of April 30, 1997 no options had yet been issued under this contract.

     On May 1, 1996, the Company entered into employment agreements with its President and Vice President. The term of the agreements covers two one year periods expiring on January 31, 1998. Compensation is set at a base of $100,000 and $75,000 for the President and Vice President, respectively, with each getting a bonus of 5% of consolidated gross sales. Each employee also received 1,000,000 stock options at $.10. None of these options had been exercised as of April 30, 1997.

                      SEMICON TOOLS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS











6.    Long-term debt:
                                                 Long-term   Current
                                         Rate     Portion    Portion   Maturity


        Note payable, Citibank     (a)    10%                $ 3,856     1997

        Note payable, shareholder  (b)    10%     $132,794    34,198     2001

        Note payable, shareholders (c)  13.5%-15%  145,000               1998
                                                   --------   -------
                                                  $277,794   $38,054
                                                  ========   =======



        (a) Note payable to Citibank is payable in monthly installments of $3,855 including interest. The note is collateralized by all assets of the Company and guaranteed by its principle shareholder.

      (b) On April 23, 1997, the Company renegotiated an existing loan with a certain shareholder resulting in a new obligation payable in monthly installments of $2,648 including interest at 10%.

      (c) Notes payable to two shareholders in the aggregate amount of $145,000. These notes are subordinate to the borrowing from Citibank and will become due when the bank is paid in full.



      The maturities of these loans are as follows:


                           April 30, 1998                   $190,229
                           April 30, 1999                     37,779
                           April 30, 2000                     41,735
                           April 30, 2001                     46,105
                                                             --------

                                                             $315,848
                                                             ========

                      SEMICON TOOLS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS








7.    Income taxes:

    As of April 30, 1997 the Company had net operating loss carryovers of approximately $1,730,000 expiring in various years through 2008.

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


      Provision for income taxes (benefit):
                                                          1997          1996
                                                          ----          ----

            Current                                    $     0      $      0
            Deferred                                    12,495             0
                                                       -------        --------
                 Total benefit                         $12,495      $      0
                                                       =======        ========



     A reconciliation of the income tax provision at the federal statutory rate to the income tax provision at the effective tax rate is as follows


                                                               1997       1996
                                                               ----       ----
            Computed tax at the expected
              statutory rate                                 $15,578         0
            Foreign income                                  (  3,083)
                                                              -------    ------

            Income tax expense                               $12,495         0
                                                             =======       ====

                      SEMICON TOOLS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS









7.  Income taxes (continued):


      The components of deferred tax assets and liabilities consist of the following:

            Deferred tax asset:

              Net operating loss carryforward          $526,255      $570,000
                                                       --------      --------

                 Total deferred tax asset               526,255       570,000

                 Valuation allowance                  ( 445,000)    ( 570,000)
                                                        --------     --------

                                                       $ 81,255      $      0
                                                        ========      ========



8.  Computation of earnings per share:

                                                          1997         1996
                                                          ----         ----

         Weighted average number of common
           shares outstanding                          9,367,500    5,381,667

         Assumed conversion stock options              2,000,000
                                                       ---------    ----------

         Weighted average number of common
           shares outstanding                         11,367,500    5,381,667
                                                      ==========    =========




9.  Modification of shareholders' loans:

    On April 23, 1997, the Company modified the terms of two notes payable to a certain shareholder. The shareholder has agreed to reduce the interest rates from 14% to 10%. The new note balance includes previously unpaid principal and interest with the new payments beginning May 1, 1997.

Item 2.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


          I.     Financial Condition

                 The   Company's    financial   condition   has   steadily   and
significantly continued to improve so that its latest Dun and Bradstreet rating of 1A2 now reflects a more than adequate "Good".

                 Reflecting its successful and profitable operating results, a comparison of the Balance Sheet at April 30, 1997 to January 31, 1997 indicates:

                 1. Total assets increased by 1.2% to $1,304,275 and current assets increased by 4.5% to $764.148, generally due to higher sales volume and the profitable operation.

                 2.  Current liabilities decreased by 5.1% due to the following:
                     a. Accounts payable increased by 9.1% because of cumulative effect of the higher sales volume.

                     b.   Completion of repayment of bank debt eliminated debt
                           payments due.

                     c. Restructuring of notes payable to shareholders, as negotiated, altered interest and payable elements (see Financial Note 6).

                 Other Balance Sheet Comparisons for the same two periods are:

                 1. Long term debt, net of current position, increased by 63.4% as part of the aforementioned notes payable restructuring.

                 2. Cash decreased by $43,875 or 60.6%. This was primarily due to a $59,668 note receivable from a Company officer.
                     This amount will be repaid during the second quarter of 1997.

         II.     Results of Operations

                 Net sales for the quarter ended April 30, 1997 were $422,603 as compared to $376,467 for the comparable period ending April 30, 1996, an increase of approximately 12.1%. The Company experienced a 13.3% increase in its ceramic lines and a 10.1% increase in its dicing blade lines as the main contributor to this improvement.

                 The quarter's net sales results was its highest first quarter in its history, second only to the preceding quarter. Management believes this portends a record annual sales for the current fiscal year. This belief is supported by the first quarter bookings record of $468,430, 31.9% higher than the comparable period of the preceding year and 6.5% higher than the previous quarter.
                 The Company's gross profit margin for the first quarter of 1997 remained approximately at the same high level as compared to the first quarter of 1996 (2.8% lower). Similarly, the selling, general and administrative expense as a percentage of sales increased by only 2.0%, a nominal change. However, as compared to the record high preceding quarter for sales and profit, the first quarter ended April 30, 1997 yielded a slightly higher gross profit margin and a slightly lower S, G & A expense percentage of sales, both improvements.
                 Nevertheless, when comparing the quarter ended April 30, 1997 to that ended April 30, 1996, the latter mentioned slight changes in Gross Margin and S, G & A expense as a percentage of sales saw income from operations at $55,647 compared to $61,486 or a 9.5% decrease. Management does not believe this to be significant on the face of it, especially in view of its bookings experience and its plans for product expansion by its Malaysian subsidiary. DTI Technology, SDN, BHD, which experienced a small operating profit during the quarter, has plans for the manufacture of tools for the jewelry industry and a full line of dressers, both of which should be marketed in the Far East.
                  Management feels that a net income comparison between the first quarters of 1997 and 1996 is not as significant as that of the comparison of income from operations above. The net income of $33,327 in 1997's first quarter was impacted by a non-cash provision for taxes of $12,495 and, although 33.7% decreased from 1996's first quarter's net income of $50,295, such comparison could be misleading.

        III.     Liquidity and Capital Resources
                 At April 30, 1997, the Company's current ratio (i.e. current assets divided by current liabilities) stood at 3.09:1, as compared to 1.96:1 at January 31, 1997 and 1.08:1 in the comparable quarter ending April 30, 1997. This classical measure of a company's ability to meet current obligations reflects positively on the Company's liquidity and resources for the current level of business and will contribute to more than satisfying its suppliers of goods and services.
                 On the other hand, the Company believes that a part of its growth will come from substantial acquisitions made both in the United States and overseas. It has instituted an aggressive program in Malaysia which is tied into the operation of DTI. Locally, the Company is also seeking opportunities. In the two instances, both funding and the acceptance of its common stock by sellers of candidate companies, are not certain and could be mitigating factors.
                 During  the  quarter  ending  April  30,  1997,   property  and
equipment expenditures amounted to a nominal $5,222. As at the end of the quarter, there were no material commitments for capital expenditures, except in connection with potential acquisitions.

         IV.     Inflationary Impact
                 Since the inception of operations, inflation has not significantly affected the operating results of the Company. However, inflation and changing interest rates have had a significant effect in the economy in general and therefore could affect the operating results of the Company in the future.

                                    SIGNATURES

 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                                   SEMICON TOOLS, INC.
                                                    (Registrant)


Date: June 12,1997
                                        By_/s/Eugene J. Pian
                                        ---------------------
                                        Eugene J. Pian, President and Princiapl
                                                        Executive Officer


                                         By_/s/Craig Pian
                                        -------------------
                                        Craig Pian, Vice President,Treasurer,
                                                    Principal Finanical and
                                                    Accounting Officer