Form 10QSB/A
period 1997-04-30
SEMICON TOOLS INC /NV/
filed 1997-06-23
CIK 794998

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                  FORM 10-QSB/A

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
                                                             ----------

                                                                779,244
                                                                -------

                                                             $1,304,275
                                                             ==========

     See notes to condensed consolidated financial statements.
                                                                           F-2

                      SEMICON TOOLS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)

                   THREE MONTHS ENDED APRIL 30, 1997 AND 1996
                                   (UNAUDITED)











                                                    1997              1996
                                                    ----              ----

Net sales                                     $   422,603         $  376,467

Cost of sales                                     125,236            103,577
                                               -----------         ----------

Gross profit                                      297,367            272,890

Selling, general and administrative expenses      241,720            211,404
                                               -----------         ----------

Income from operations                             55,647             61,486

Other charge, interest expense                      9,825             11,191
                                               -----------         ----------

Income before income taxes                         45,822             50,295

Income taxes                                       12,495                  0
                                               -----------         ----------

Net income                                    $    33,327         $   50,295
                                               ===========         ==========

Earnings per common share:                          0.003              0.009
                                                    =====              =====

Weighted average number of common shares
 outstanding                                   11,367,500          5,381,667
                                               ==========         ==========



















     See notes to condensed consolidated financial statements.
                                                                       F-3

                      SEMICON TOOLS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                   THREE MONTHS ENDED APRIL 30, 1997 AND 1996
                                   (UNAUDITED)







                                                          1997           1996
                                                          ----           ----
Cash flows from operating activities:
  Net income                                           $ 33,327       $ 50,295
  Adjustments to reconcile net income to
   cash provided from operating activities:
    Depreciation and amortization                        10,311          3,373
    Changes in operating assets and liabilities:
      Accounts receivable                             (   7,339)     (  17,608)
      Inventories                                     (  13,390)     (   9,121)
      Prepaid expenses and other current assets          28,259         31,300
      Accounts payable, accrued expenses and
       payroll taxes payable                          (   9,413)     ( 131,646)
      Deferred tax asset                                 12,495
                                                        --------     ----------

      Net cash provided from (used in) operating
       activities                                        54,250     (  73,407)
                                                       --------      ---------

Investing activities:
  Purchase of property and equipment                 (   5,212)
  Increase in note payable, officers                 (  59,668)
                                                      --------

      Net cash used in investing activities          (  64,880)
                                                      --------

Financing activities:
  Proceeds from sale of stock                                         110,625
  Decrease in notes payable
  Decrease in notes payable, shareholders            (  25,000)     (   2,415)
  Payment of debt                                    (   8,245)     (  11,565)
                                                      --------       --------

  Net cash provided from (used in) financing
   activities                                        (  36,245)        96,645
                                                       --------       --------

Net increase (decrease) in cash                      (  43,875)        23,238

Cash, beginning of period                              116,334         38,866
                                                       --------       --------

Cash, end of period                                   $ 72,459       $ 62,104
                                                      ========        ========

Supplemental disclosures of cash flow information:
Cash paid during the year for:
  Interest                                            $      0       $  2,712
                                                       ========       ========
  Income taxes                                        $      0       $      0
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

    On May 1, 1996, the Company entered into employment agreements with its Pesident and Vice President. The term of the agreements covers two one year periods expiring on January 31, 1998. Compensation is set at a base
    of  $100,000  and  $75,000  for  the  President   and  Vice   President,
    respectively, with each getting a bonus of 5% of consolidated gross sales. Each employee also received 1,000,000 stock options at $.10. None of these options had been exercised as of April 30, 1997.




6.    Long-term debt:
                                                Long-term   Current
                                        Rate    Portion     Portion    Maturity


        Note payable, Citibank   (a)     10%                 $ 3,856      1997

        Note payable, shareholder (b)    10%     $132,794     34,198      2001

        Note payable, shareholders(c)  13.5%-15%  145,000                 1998
                                                 --------     -------
                                                 $277,794     $38,054
                                                 ========     =======

                      SEMICON TOOLS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS










6.  Long-term debt (continued):


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


      Provision for income taxes (benefit):


                                                           1997          1996
                                                           ----          ----

            Current                                     $     0       $      0
            Deferred                                     12,495              0
                                                        -------        --------
                 Total benefit                          $12,495       $      0
                                                        =======        ========



      A reconciliation of the income tax provision at the federal statutory rate to the income tax provision at the effective tax rate is as follows



                                                            1997          1996
                                                            ----          ----
            Computed tax at the expected
              statutory rate                              $15,578            0
            Foreign income                               (  3,083)
                                                          -------       -------

            Income tax expense                            $12,495            0
                                                          =======         =====

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


Date: June 12,1997
                                        By_/s/Eugene J. Pian
                                        ---------------------
                                        Eugene J. Pian, President and Principal
                                                        Executive Officer


                                         By_/s/Craig Pian
                                        -------------------
                                        Craig Pian, Vice President,Treasurer,
                                                    Principal Finanical and
                                                    Accounting Officer