Form 10QSB
period 1997-07-31
SEMICON TOOLS INC /NV/
filed 1997-09-12
CIK 794998

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                  FORM 10-QSB

              (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the quarterly period ended      July 31, 1997

                                       or

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

                                                  Yes X   No


Indicate the number of Shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.


            Class                        Outstanding at September 3, 1997

Common Stock, par value $.001
 per share                                           9,867,500

                                      INDEX


Part I.   Financial Information


   Item 1.  Condensed consolidated financial statements:

         Balance sheet as of July 31, 1997                              F-2

         Statement of income (loss) for the six and three
           months ended July 31, 1997 and 1996                          F-3

         Statement of cash flows for the six months ended
           July 31, 1997 and 1996                                       F-4

         Notes to condensed consolidated financial statements        F-5 - F-10


   Item 2.  Management's discussion and analysis of
                 financial condition



Part II.  Other information


   Signatures

                      SEMICON TOOLS, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED BALANCE SHEET - JULY 31, 1997
                                   (UNAUDITED)





                                     ASSETS





Current assets:
  Cash                                                           $   79,287
  Accounts receivable, less allowance
   for doubtful accounts of $6,500                                  256,504
  Inventory                                                         355,300
  Prepaid expenses and other assets                                  82,973
  Deferred tax asset, current portion                                47,000
                                                                  ----------

    Total current assets                                            821,064

Property and equipment                                              391,902

Other assets:
   Security deposits                                                 15,685
   Goodwill, net of amortization                                    100,559
   Deferred tax asset, net of current portion                        20,186
                                                                  ----------

                                                                    136,430
                                                                    -------

                                                                 $1,349,396
                                                                 ==========



                      LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
  Current portion of long-term debt                              $   30,874
  Notes payable, officers                                             6,796
  Accounts payable                                                  145,622
  Accrued interest                                                  120,594
  Payroll taxes payable                                               1,037
                                                                  ----------

   Total current liabilities                                        304,923

Long-term debt, net of current portion                              252,886
                                                                 ----------

Commitments and contingencies

Shareholders' equity:
  Common stock par value $.001; 100,000,000
   shares authorized; 9,867,500 shares issued and
   outstanding                                                        9,868
  Additional paid in capital                                      2,517,945
  Retained earnings (deficit)                                   ( 1,736,226)
                                                                 ----------

                                                                    791,587
                                                                    -------

                                                                 $1,349,396
                                                                 ==========



     See notes to condensed consolidated financial statements
                                                                           F-2

                      SEMICON TOOLS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)

                SIX AND THREE MONTHS ENDED JULY 31, 1997 AND 1996
                                   (UNAUDITED)











                                                        Six months ended                      Three months ended
                                                            July 31,                              July 31,
                                                  1997             1996                1997              1996
                                                  ----             ----                ----              ----


Net sales                                     $  934,780          $ 747,002         $  512,177        $   370,535

Cost of sales                                    313,080            209,802            187,844            106,225
                                              ----------          ---------         ----------        -----------

Gross profit                                     621,700            537,200            324,333            264,310

Selling, general and
 administrative expenses                         531,216            442,945            289,496            231,541
                                              ----------          ---------         ----------         ----------

Income from operations                            90,484             94,255             34,837             32,769

Other charge, interest
 expense                                          19,117        (   17,902)              9,292       (     6,711)
                                              ----------         ---------          ----------        ----------

Income before income
 taxes                                            71,367             76,353             25,545             26,058
                                              ----------          ---------         ----------         ----------

Income tax expense
 (benefit):
  Current                                                            22,905                                 6,253
  Deferred                                        26,564        (   22,905)             14,069       (     6,253)
                                              ----------         ---------          ----------        ----------
                                                  26,564                                14,069
                                              ----------          ---------         ----------

Net income (loss)                             $   44,803          $  76,353         $   11,476         $   26,058
                                              ==========          =========         ==========         ==========

Income (loss) per
 common share                                 $    0.003          $   0.010         $    0.001         $    0.002
                                              ==========          =========         ==========         ==========

Weighted average number
 of common shares
 outstanding                                  13,617,500          7,685,749         13,867,500         11,497,388
                                              ==========          =========         ==========         ==========














     See notes to condensed consolidated financial statements.
                                                                        F-3

                      SEMICON TOOLS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                     SIX MONTHS ENDED JULY 31, 1997 AND 1996
                                   (UNAUDITED)




                                                           1997          1996
                                                           ----          ----

Cash flows from operating activities:
  Net income                                            $ 44,803      $ 76,353
  Adjustments to reconcile net income to
   cash provided from operating activities:
     Depreciation and amortization                        21,131         6,750
     Compensatory stock issued                                           7,500
     Changes in other operating assets and
      liabilities:
        Accounts receivable                            (  94,065)    (  10,932)
        Inventories                                    (  15,748)    (  23,723)
        Prepaid expenses and other current assets         25,234     (  41,147)
        Accounts payable, accrued expenses and
         payroll taxes payable                            76,780     ( 151,801)
                                                        --------      --------

        Net cash provided by (used in) operating
         activities                                       58,135     ( 137,000)
                                                        --------      --------

Investing activities:
  Increase in other assets                             (     800)    (     550)
  Purchase of property and equipment                   (  33,258)
                                                         --------     ---------

        Net cash used in investing activities          (  34,058)    (     550)
                                                         --------      --------

Financing activities:
  Proceeds from sale of stock                                500       268,125
  Increase in notes payable, shareholders'                 6,796
  Decrease in notes payable, shareholders'             (  45,000)    (  17,487)
  Payment of debt                                      (  23,420)    (  23,130)
                                                        --------      --------

        Net cash provided by (used in) financing
         activities                                    (  61,124)      227,508
                                                        --------      --------

Net increase (decrease) in cash                        (  37,047)       89,958

Cash, beginning of period                                116,334        38,866
                                                        --------      --------

Cash, end of period                                     $ 79,287      $128,824
                                                        ========      ========

Supplemental  disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                          $  2,320
                                                                      ========

    Income taxes                                                      $      0
                                                                      ========

Supplemental schedule of non-cash investing and
 financing activities:
  Issuance of common stock for purchase of
   subsidiary                                                         $274,338
  Issuance of common stock for conversion of debt,
   agreements, services and payment of interest                          7,500

                                                                      --------
                                                                      $281,838
                                                                      ========





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



3. Property and equipment:

    Major classifications of property and equipment are as follows:

                  Manufacturing equipment                $601,150
                  Other equipment                         277,984
                  Office equipment                         20,535
                                                          --------
                                                          899,669
                  Less accumulated depreciation           507,767
                                                          -------

                                                         $391,902
                                                         ========

                      SEMICON TOOLS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS










4.  Goodwill:

    On January 26, 1990, the Company acquired East Coast Sales Company (its wholly-owned subsidiary) for a cost of $309,000. The purchase price exceeded the fair value of the assets by $134,281 which amount was assigned to goodwill, and is being amortized on a straight-line basis over forty years. Accumulated amortization of goodwill aggregated $33,722 as of July 31, 1997.



5. Commitments and contingencies:

   The Company is currently obligated under a lease agreement for office and manufacturing facilities. This lease, which expires on May 31, 1998, requires the following future minimum rental payments:



                           July 31, 1998               $32,140



     Rent expense for the six months ended July 31, 1997 and 1996 amounted to $19,282.

    The Company also leases five vehicles under operating leases with terms expiring through 2000. Total lease expense was $17,776 and $7,938 for the six months ended July 31, 1997 and 1996, respectively.

      Future minimum rentals are as follows:


                           July 31, 1998                $ 35,567
                           July 31, 1999                  35,567
                           July 31, 2000                  29,062
                                                         --------
                                                         $100,196


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


     On May 1, 1996, the Company entered into employment agreements with its President and Vice President. The terms of the agreements covers one five year period expiring on January 31, 2001. Compensation is set at a base of $100,000 and $75,000 for the President and Vice President, respectively, with each getting a bonus of 5% of the increase in consolidated income from the previous year. Each employee also received 2,000,000 stock options at $.10. None of these options had been exercised as of July 31, 1997.


6. Long-term debt:
                                                  Long-term       Current
                                          Rate     Portion        Portion        Maturity


        Note payable, shareholder  (a)     10%       $127,886     $30,874        2001

        Note payable, shareholders (b) 13.5%-15%      125,000                    1998
                                                     --------       -------
                                                     $252,886       $30,874
                                                     ========       =======



                      SEMICON TOOLS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS












6.  Long-term debt (continued):


      (a) On April 23, 1997, the Company renegotiated an existing loan with a certain shareholder resulting in a new obligation payable in monthly installments of $2,648 including interest at 10%.

      (b) Notes payable to two shareholders in the aggregate amount of $125,000. These notes are subordinate to the borrowing from Citibank and will become due when the bank is paid in full. Both shareholders have waived their demand rights on the notes.


      The maturities of these loans are as follows:


                           July 31, 1998                         $167,236
                           July 31, 1999                           38,731
                           July 31, 2000                           42,777
                           July 31, 2001                           35,015
                                                                  --------

                                                                 $283,759
                                                                 ========



7. Income taxes:

      Asof July 31, 1997 the Company had net operating loss carryovers of approximately $1,730,000 expiring in various years through 2008.

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


      Provision for income taxes (benefit):


                                                       1997           1996
                                                       ----           ----

            Current                                                 $22,905
            Deferred                                 $26,564       ( 22,905)
                                                     -------         -------
                 Total benefit                       $26,564        $     0
                                                     =======         =======



     A reconciliation of the income tax provision at the federal statutory rate to the income tax provision at the effective tax rate is as follows



                                                          1997          1996
                                                          ----          ----
            Computed tax at the expected
              statutory rate                            $24,874            0
            Foreign (income) loss                         1,690
                                                        -------        ------

            Income tax expense                          $26,564            0
                                                        =======            =

                      SEMICON TOOLS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS









7.  Income taxes (continued):


      The components of deferred tax assets and liabilities consist of the following:

            Deferred tax asset:

              Net operating loss carryforward       $512,186         $570,000
                                                    --------         --------

                 Total deferred tax asset            512,186          570,000

                 Valuation allowance               ( 445,000)       ( 570,000)
                                                    --------         --------

                                                    $ 67,186         $      0
                                                    ========         ========



8. Computation of earnings per share:

                                                 Six months        Three months
                                                   ended              ended
                                                  July 31,           July 31,
                                                    1997               1996
                                                    ----               ----

         Weighted average number of common
           shares outstanding                     9,617,500         9,867,500

         Assumed conversion stock options         4,000,000         4,000,000
                                                 ----------        ----------

         Weighted average number of common
           shares outstanding                    13,617,500        13,867,500
                                                 ==========        ==========




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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS






I. Financial Condition
     The Company's financial condition has continued to improve so that its latest Dun and Bradstreet rating of 1A2 now reflects a more than adequate "Good". Dun and Bradstreet, in addition, in its August 20, 1997 Business Scope Report states that "Semicon Tools, Inc. demonstrated a satisfactory financial condition as of the consolidated fiscal statement dated January 31, 1997. This assessment is supported by a satisfactory liquidity position and a fair ratio of debt to equity relative to other companies in this line of business..."

         Reflecting  its  successful  and  profitable   operating   results, a
comparison of the Balance Sheet at July 31, 1997 to April 30, 1997 indicates:
            1. Total assets increased by 3.4% to $1,349,396 and current assets increased by 7.4% to $821,064, generally due to higher sales volume and the profitable operation.
            2. Current liabilities increased by 23.3% almost entirely due to a 60.4% increase in accounts payable. This increase follows naturally from a 38.2% increase in sales volume.
        Other Balance Sheet comparisons for the same two periods are:
           1. The Company's net worth continued to rise. At July 31, it stood at $791,587, up to 1.60%.
           2. Cash increased by 9.4% reflecting the Company's balanced approach to handling its accounts receivable (up 51.1%), inventory (up a nominal 1.0%) and the aforementioned 60.4% accounts payable increase.
           3. The property and equipment increase includes approximately $12,000 of equipment to expand resin blade capacity and office machine purchases for the Malaysian facility.

II.      Results of Operations

         Net sales for the quarter ended July 31, 1997 were $512,177 as compared to $370,535 for the comparable period ending July 31, 1996, an increase of approximately 38.2%. During the quarter, the Company experienced a 14.6% increase in the sales of its ceramic lines and a 14.4% increase in its scribes line as the main contributors to this improvement.
         The quarter's net sales results was its highest quarter in its history. Management believes this continues to portend a record annual sales for the current fiscal year. This belief is supported by the current bookings of $497,000, slightly higher than the last quarter's $468,430 at a comparable point in time.
         The Company's gross profit margin for the second quarter of 1997 was 63.3%, a reduction of 11.2% as compared to the first quarter of 1996 when it was 71.3%. On the other hand, the selling, general and administrative expense as a percentage of sales decreased by 9.6% to 56.5%.
         The gross profit margin impact due, Management believes primarily to the satisfaction of certain one time obligations and the greater volume of low profit margin products, however, had a greater affect so that, in spite of the higher sales level, income from operations for the two quarters were approximately the same, $34,837 for the 1997 quarter as compared to $32,769 for the 1996 quarter, or only 6.3% higher. Management believes that income from operations is the key statistic in evaluating the Company's profitability since the utilization of a non-cash income tax deferred benefit distorts net income.
         For the six months ended July 31, 1997 compared to the six months ended July 31, 1996, net sales increased to $934,780 from $747,002 or 25.1%, gross profit margins dipped a little while selling, general and administrative expenses improved somewhat. The impact of these offsetting cost factors left income from operations at approximately the same level; namely: $90,484 for the six months ended July 31, 1997 and $94,255 for the six months ended July 31, 1996 or 4.0% lower in 1997. Again, the $44,803 net income in the 1997 half year was lessened by a non-cash deferred income tax benefit of $26,564, while the $76,353 net income in the 1996 half year was not.
         For the remainder of fiscal year 1997, Management anticipates that net sales will continue at the same high levels so that they believe net sales can reach an annual record high of approximately $2.0 million. Additionally, Management feels that income from operations will also reach a record high of approximately $200,000. It bases this projection on:
            1. The current level of bookings and the strong indications of follow-on orders noted by its customers.
            2. Whereas during the second quarter of 1997 DTI Technology, SDN, BHD, its Malaysian subsidiary, reflected six month sales of only $23,753 and a loss of $6,760, it will shortly begin to fill its $106,000 backlog, part of the Company's aforementioned $497,000 total, mostly consisting of dressers and resin blades.
            3. The essentially completed satisfaction of the one-time obligations. 4. The anticipated growth of the higher gross profit product lines.
III.     Liquidity and Capital Resources
         At July 31, 1997, the Company's current ratio (i.e. current assets divided by current liabilities) stood at 2.69:1, as compared to 1.96:1 at January 31, 1997 and 1.84:1 in the comparable quarter ended July 31, 1996. This more than satisfactory classical measure of a company's ability to meet current obligations and any possible reduction of current assets reflects positively on the Company's liquidity and resources for its level of business and will contribute to more than satisfying its suppliers of goods and services.
         During the second quarter of fiscal 1997, the Company made a final payment on a long term bank loan. At the same time, it began an effort to effect a new relationship with another bank more applicable to its size and type of business operation. It believes that it is about to enter into a suitable arrangement with a new bank offering it a line of credit of approximately $200,000 and, possibly, a term loan. The Company feels that this will be most timely considering its anticipated growth needs.
         As regards investment financing, on the other hand, the Company believes that a part of its growth will come from substantial acquisitions made both in the United States and overseas. It has instituted a search program for opportunities both in Malaysia (tied into operation of DTI) and locally. In the two instances, both funding and the acceptance of its common stock by sellers of candidate companies are not certain and could be mitigating factors.
       During the quarter ended July 31, 1997, the Company purchased $12,000 of equipment and office machines as previously explained. As at the end of the quarter, there were no immediate material commitments for capital expenditures, except in connection with potential acquisitions.
IV.      Inflationary Impact
         Since the inception of operations, inflation has not significantly affected the operating results of the Company. However, inflation and changing interest rates have in the past had a significant effect in the economy in general, and, therefore, could effect the operating results of the Company in the future.

                                 SIGNATURES




In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on it behalf by the undersign, thereunto duly authorized.


                                                       SEMICON TOOLS, INC.
Date: September 8,1997                                 (Registrant)


                                       By_/s/Eugene J. Pian
                                       --------------------
                                       Eugene J. Pian, President and Principal
                                                       Executive Officer



                                       By_/s/Craig Pian
                                       -----------------
                                       Craig Pian, Vice President,Treasurer,
                                                   Principal Finanical and
                                                   Accounting Officer