Form 10QSB
period 1997-10-31
SEMICON TOOLS INC /NV/
filed 1997-12-11
CIK 794998

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                  FORM 10-QSB

              (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the quarterly period ended    October 31, 1997

                                       or

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


            Class                            Outstanding at October 31, 1997

Common Stock, par value $.001
 per share                                               9,867,500

                                      INDEX


Part I.   Financial Information


   Item 1.  Condensed consolidated financial statements:

         Balance sheet as of October 31, 1997                            F-2

         Statement of income for the nine and three
           months ended October 31, 1997 and 1996                        F-3

         Statement of cash flows for the nine months ended
           October 31, 1997 and 1996                                     F-4

         Notes to condensed consolidated financial statements        F-5 - F-11


   Item 2.  Management's discussion and analysis of
                 financial condition



Part II.  Other information


   Signatures

                      SEMICON TOOLS, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED BALANCE SHEET - OCTOBER 31, 1997
                                   (UNAUDITED)





                                     ASSETS





Current assets:
  Cash                                                           $   57,972
  Accounts receivable, less allowance
   for doubtful accounts of $6,500                                  271,370
  Inventory                                                         409,798
  Prepaid expenses and other assets                                  81,475
  Deferred tax asset, current portion                                32,964
                                                                  ----------

    Total current assets                                            853,579
                                                                    -------

Property and equipment                                              399,311

Other assets:
   Security deposits                                                 15,685
   Goodwill, net of amortization                                     99,720
   Deferred tax asset, net of current portion                        20,186
                                                                  ----------

                                                                    135,591
                                                                 -----------

                                                                 $1,388,481
                                                                 ==========



                      LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
  Current portion of long-term debt                             $   35,944
  Notes payable, bank                                               50,000
  Accounts payable                                                  94,605
  Accrued interest                                                 125,086
  Accrued expense and payroll taxes payable                         12,691
                                                                 ----------

   Total current liabilities                                       318,326
                                                                   -------

Long-term debt, net of current portion                             214,374
                                                                ----------

Commitments and contingencies

Shareholders' equity:
  Common stock par value $.001; 100,000,000
   shares authorized; 9,867,500 shares issued and
   outstanding                                                      9,868
  Additional paid in capital                                    2,517,945
  Retained earnings (deficit)                                 ( 1,672,032)
                                                               ----------

                                                                  855,781
                                                               ----------

                                                               $1,388,481
                                                               ==========


     See notes to condensed consolidated financial statements.
                                                                           F-2

                      SEMICON TOOLS, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME

              NINE AND THREE MONTHS ENDED OCTOBER 31, 1997 AND 1996
                                   (UNAUDITED)











                             Nine months ended             Three months ended
                               October 31,                     October 31,
                             1997        1996                1997       1996
                             ----        ----                ----       ----

Net sales               $1,491,823  $1,111,072          $  557,043   $ 364,070

Cost of sales              497,013     287,396             183,934      77,594
                        ----------   ----------           ---------- ----------

Gross profit               994,810     823,676             373,109     286,476

Selling, general and
 administrative expenses   817,536     700,938             286,320     257,993
                          ---------- ----------           ---------- ----------

Income from operations     177,274     122,738              86,789      28,483

Other charge, interest
 expense                    27,667      26,078               8,548       8,176
                         ----------  ----------            ---------- ----------

Income before income
 taxes                     149,607      96,660              78,241      20,307
                         ----------  ----------            ---------- ----------

Income tax expense
 (benefit):
  Current                               32,864                           6,904
  Deferred                  40,600  (   32,864)             14,036    (  6,904)
                         ----------  ---------             ---------- ----------
                            40,600          0               14,036
                         ----------  ---------             ---------- ---------

Net income              $  109,007  $  96,660             $ 64,205 $    20,307
                         ==========  =========              ==========  =======

Income per common share    $  0.01  $    0.01            $     0.00    $   0.00
                         ========== =========               ==========  =======

Weighted average number
 of common shares
 outstanding           13,742,500   7,026,898            13,867,500   8,570,489
                       ==========   =========            ==========  ==========











     See notes to condensed consolidated financial statements

                      SEMICON TOOLS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                   NINE MONTHS ENDED OCTOBER 31, 1997 AND 1996
                                   (UNAUDITED)




                                                                                        1997               1996
                                                                                        ----               ----

Operating activities:
  Net income                                                                          $109,007           $ 96,660
  Adjustments to reconcile net income to
   cash provided from operating activities:
     Depreciation and amortization                                                      31,949             11,012
     Compensatory stock issued                                                                             30,000
     Changes in other operating assets and
      liabilities:
        Accounts receivable                                                         ( 108,931)         (  75,465)
        Inventories                                                                 (  70,246)         (  42,485)
        Prepaid expenses and other current assets                                       40,768         (  28,327)
        Accounts payable, accrued expenses and
         payroll taxes payable                                                      (  40,756)         ( 187,225)
                                                                                     --------           --------

        Net cash used in operating  activities                                      (  38,209)         ( 195,830)
                                                                                     --------           --------

Investing activities:
  Increase in other assets                                                          (     800)
  Purchase of property and equipment                                                (  50,646)         (  10,503)
                                                                                     --------           --------

        Net cash used in investing activities                                       (  51,446)         (  10,503)
                                                                                     --------           --------

Financing activities:
  Proceeds from financing                                                              217,349
  Proceeds from issuance of common stock                                                   500            328,125
  Decrease in notes payable, shareholders'                                          (  84,462)         (  31,649)
  Payment of debt                                                                   ( 102,094)         (  34,695)
                                                                                     --------           --------

        Net cash provided by financing activities                                       31,293            261,781
                                                                                      --------           --------

Net increase (decrease) in cash                                                     (  58,362)             55,448

Cash, beginning of period                                                              116,334             38,866
                                                                                      --------           --------

Cash, end of period                                                                   $ 57,972           $ 94,314
                                                                                      ========           ========

Supplemental disclosure:
  Cash paid during the period for:
    Interest                                                                          $ 22,761           $  2,597
                                                                                      ========           ========
    Income taxes                                                                      $      0           $      0
                                                                                      ========           ========

Supplemental schedule of non-cash investing and financing activities:
  Issuance of common stock for purchase of
   subsidiary                                                                                            $125,048
  Issuance of common stock for conversion of debt,
   agreements, services and payment of interest                                                            36,000
                                                                                                         --------
                                                                                                         $161,048
                                                                                                         ========







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



3. Property and equipment:

    Major classifications of property and equipment are as follows:

                  Manufacturing equipment                         $618,538
                  Other equipment                                  277,984
                  Office equipment                                  20,535
                                                                   --------
                                                                   917,057
                  Less accumulated depreciation                    517,746
                                                                   -------

                                                                  $399,311
                                                                  ========

                      SEMICON TOOLS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS











4.  Goodwill:

    On January 26, 1990, the Company acquired East Coast Sales Company (its wholly-owned subsidiary) for a cost of $309,000. The purchase price exceeded the fair value of the assets by $134,281 which amount was assigned to goodwill, and is being amortized on a straight-line basis over forty years. Accumulated amortization of goodwill aggregated $34,561 as of October 31, 1997.




5. Commitments and contingencies:

    The Company is currently obligated under a lease agreement for office and manufacturing facilities. This lease, which expires on May 31, 1998, requires future minimum rental payments of $22,498.

    Rent expense for the nine months ended October 31, 1997 and 1996 amounted to $28,923.

    The Company also leases five vehicles under operating leases with terms expiring through 2000. Total lease expense was $27,538 and $11,895 for the nine months ended October 31, 1997 and 1996, respectively.

      Future minimum rentals are as follows:



                           October 31, 1998                 $35,567
                           October 31, 1999                  35,567
                           October 31, 2000                  21,796
                                                            -------

                                                            $92,930
                                                            =======


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

    On May 1, 1996, the Company entered into employment agreements with its President and Vice President. The terms of the agreements covers one five year period expiring on January 31, 2001. Compensation is set at a base of $100,000 and $75,000 for the President and Vice President, respectively, with each getting a bonus of 5% of the increase in consolidated income from the previous year. Each employee also received 2,000,000 stock options at $.10. None of these options had been exercised as of October 31, 1997.



6. Long-term debt:
                                              Long-term     Current
                                      Rate     Portion      Portion    Maturity


     Note payable, shareholder   (a)   10%      $114,374    $35,944      2001

     Note payable, shareholders  (b) 13.5%-15%   100,000                 1998
                                                --------    -------
                                                $214,374   $35,944
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


      The maturities of these loans are as follows:


                           October 31, 1998                           $ 35,944
                           October 31, 1999                            139,707
                           October 31, 2000                             43,866
                           October 31, 2001                             30,801
                                                                      --------

                                                                      $250,318
                                                                      ========



7. Income taxes:

    As of October 31, 1997 the Company had net operating loss carryovers of approximately $620,000 expiring in various years through 2008.

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



      Provision for income taxes (benefit):


                                                       1997              1996
                                                       ----              ----

            Current                                                   $32,864
            Deferred                                 $40,600         ( 32,864)
                                                    -------            -------
                 Total benefit                       $40,600          $     0
                                                     =======           =======



      A reconciliation of the income tax provision at the federal statutory rate to the income tax provision at the effective tax rate is as follows



                                                                1997      1996
                                                                ----      ----
            Computed tax at the expected
              statutory rate                                  $40,770       0
            Foreign (income) loss                            (    170)
                                                               -------

            Income tax expense                                $40,600       0
                                                               =======      =

                      SEMICON TOOLS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS









7.  Income taxes (continued):


      The components of deferred tax assets and liabilities consist of the following:

            Deferred tax asset:

              Net operating loss carryforward          $498,150        $570,000
                                                       --------        --------

                 Total deferred tax asset               498,150         570,000

                 Valuation allowance                  ( 445,000)      ( 570,000)
                                                       --------        --------

                                                       $ 53,150          $    0
                                                       ========        ========



8. Computation of earnings per share:

                                                Nine months        Three months
                                                   ended              ended
                                                 October 31,        October 31,
                                                    1997               1996

         Weighted average number of common
           shares outstanding                    9,742,500          9,867,500

         Assumed conversion stock options        4,000,000          4,000,000
                                                ----------         ----------

         Weighted average number of common
           shares outstanding                   13,742,500         13,867,500
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

                      SEMICON TOOLS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS










10. Subsequent events:

      Acquisition of Teik Tatt Holding Co. Sdn Bhd:

      On November 6, 1997, the Company purchased 100% of the outstanding common shares of Teik Tatt Holding Co. Sdn Bhd as a transaction to be accounted for as a purchase. The Company issued 10,000,000 shares of its common shares pursuant to the acquisition. The stock will be valued at the net book value of assets acquired at historical cost.

      Teik Tatt Holding Co. Sdn Bhd, founded in 1979, is a manufacturer of rope, yarn, twine and high quality rubber bands. Teik Tatt Holding Co. Sdn Bhd recently expanded its business into the recycling of plastics and non ferrous metals from cable and precious metals from electronic components and circuit boards obtained from obsolete computers.

      As a result of this acquisition, the shareholders of Teik Tatt Holding Co. Sdn Bhd will own approximately 50% of the outstanding shares of the Company.

        The assets acquired and the liabilities assumed (unaudited) as of October 31, 1997, the date of the financial statements, are as follows:


                    Current assets                                 $16,004,758
                    Noncurrent assets                               13,045,992
                                                                    ----------
                                                                   $29,050,750
                                                                   ===========

                    Current liabilities                            $15,633,130
                    Long-term debt                                   6,408,952
                                                                     ---------
                                                                    22,042,082
                                                                    ==========

                    Common stock                                     2,673,438
                    Retained earnings                                4,335,230
                                                                     ---------
                                                                     7,008,668
                                                                     =========

                                                                   $29,050,750
                                                                   ===========

-                 Management's Discussion and Analysis of
                  Financial Condition and Results of Operations







1.       Financial Condition

         The Company's financial condition continues to improve following its third quarter 1997 successful and profitable operating results. A comparison of the Balance Sheet at October 31, 1997 to July 31, 1997 indicates:

                 1. Total assets increased by 2.9% to $1,388,481 and current assets increased by 4.0% to $853,579, following instep with higher sales volume and a profitable operation.

                 2. Current liabilities increased by 4.4% mostly due to an increase in a bank notes payable with the funds used for working capital.

         Other Balance Sheet comparisons for the same periods are:

                 1. The Company's net worth continued to rise. At October 31, it stood at $855,781 ($.062 per share) up 8.1% or $.005 per share.

                 2. Cash decreased by $21,315 or 26.9% but remains satisfactory reflecting the Company's balanced approach, in view of the increase in sales volume, to handling its accounts receivable (up 5.8%), inventory (up 15.3%) and the aforementioned notes payable increase (see III, Liquidity and Capital Resources Cash for liquidity comments).



II.      Results of Operations

         Net sales for the quarter ended October 31, 1997 were $557,043 as compared to $364,070 for the comparable period ended October 31, 1996, an increase of approximately 53.0%. During the quarter, the Company experienced a 5.6% increase in the sales of its ceramic lines and a 38.2% increase in its scribes line as the main contributor to this improvement.

         The quarter's net sales results was its highest quarter in its history. Management believes, although no assurance can be given, that this trend will produce a record annual sales for the current fiscal year. This belief is supported by the current relatively high bookings level of $500,000, approximately equal to that of last quarter at a comparable point in time.

         The Company's gross profit margin for the third quarter of 1997 was 70.0%, a reduction of 11.1% as compared to the third quarter of 1996 when it was 78.7%. Management believes the higher 1996 ratio was the result of an unusual product line sales mix and that the current 1997 ratio is in line with normal operational expectations. Selling, general and administrative expense as a percentage of sales decreased for the third quarter of 1997 by 27.5% to 51.4%, also now in line with normal expectations.

         Income from operations during the quarter ended October 31, 1997 was $86,789, about 200% greater than the 1996 quarter's of $28,483. Management believes that income from operations is the key statistic in evaluating the Company's profitability since the utilization of non-cash income tax deferred benefit distorts net income form time to time.

         For the nine months ended October 31, 1997 compared to the nine months ended October 31, 1996, net sales increased to $1,491,823 from $1,111,072 or 34.3%, gross profit margins dipped by 11.2% while the selling, general and administrative expense ratio improved by 13.2% The impact of these offsetting cost factors increased income from operations by approximately 14.4%; namely: $177,274 for the nine months ended October 31, 1997 and $122,738 for the nine months ended October 31, 1996. As explained, the $149,607 income before taxes in the 1997 nine month period was lessened by a non-cash deferred income tax benefit of $40,600 while the $96,660 net income before taxes in the 1996 nine month period was not. Nevertheless, the current years net income at 7.3% of net sales exceeded last years by 12.8%.

         For the remainder of fiscal year 1997, and based on the aforementioned bookings level, Management anticipates that net sales and income from operations will continue to increase and reach record levels.


III.     Liquidity and Capital Resources

         At October 31, 1997, the Company's current ratio (i.e. current assets divided by current liabilities) stood at 2.68:1, virtually unchanged from the favorable level existing at the end of the last quarter. To enable the Company to have the ability and flexibility to purchase larger, more economical quantities of material stocks and, more importantly, to boost its production capability the Company obtained a $200,000 line of credit from a major New York City bank.

         On November 26, 1997, the Company acquired all of the issued and outstanding capital stock of Teik Tatt Holding Co. (1979) Sdn Bhd ("TTH"), a privately held Malaysian manufacturing entity, in exchange for 10,000,000 shares of the Company's common stock. The Company believes that TTH internally generates the working capital it requires for its on-going operations. However, substantial funding is required in order to meet TTH's growth plans. The Company intends to seek sources of additional capital for such purposes although it has not yet identified any financing sources and there are no assurances that such funding will be obtained.

         During the quarter ended October 31, 1997, the Company made no purchases of equipment. As at the end of the quarter, there were no immediate material comments for capital expenditures.



IV.      Inflationary Impact

         Since the inception of operations, inflation has not significantly affected the operating results of the Company. However, inflation and changing interest rates have in the past had a significant effect in the economy in general and, therefore, could affect the operating results of the Company in the future.

         "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995.

         Statements contained in this Form 10-QSB/A Report which are not historical facts are forward looking statements that involve risks and uncertainties that could cause actual results to differ materially include, among others, economic and political events in or effecting Malaysia, the Company's dependence on the semiconductor industry and other risk factors detailed in the Company's Securities and Exchange Commission filings.