Form 10KSB
period 1998-01-31
SEMICON TOOLS INC /NV/
filed 1998-05-01
CIK 794998

UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

                                                    FORM 10-KSB

(Mark one)

         [X]      ANNUAL  REPORT   PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
                  SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended January 31,1998

                                                        OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from _________ to __________

Commission file number 33-5820-LA

                                        SEMICON TOOLS, INC.
                         (Name of small business issuer in its charter)

Nevada                                                  77-00882545
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                            Identification No.)

554 North State Road
Briarcliff Manor, New York                      10510
(Address of principal executive offices)        Zip Code

Issuer's telephone number (914) 923-5000

Securities registered under Section 12(b) of the Exchange Act:

                                                     Name of each exchange on
Title of each class                                    which registered

       N/A                                                     N/A

Securities registered under Section 12(g) of the Exchange Act:

                              N/A
                                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No ____

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $7.8 million

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $4,224,840 as of March 25, 1998.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 20,167,501 shares of Common Stock, $.001 par value, outstanding as of March 31, 1998.


                                    DOCUMENTS INCORPORATED BY REFERENCE - None

                                                      PART I

Item 1.  Description of Business.

General

                  The Company recycles in Malaysia plastics and non-ferrous metals it recovers from electrical/telephone cable and precious metals it recovers from electronic components, including circuit boards obtained from obsolete computers. It also manufactures plastic rope and rubber bands in Malaysia and Vietnam. The Company also sells to more than 400 customers disposable tools, including (1) diamond dicing blades and scribes which are the tooling components of precision electronic saws and scribers, (2) dressers for the shaping and forming of grinding wheels in the machine tool industry and (3) industrial ceramic products and clean room supplies. Approximately 71% of the Company's revenues are generated in Malaysia.

Business Development over the Past Three Years

                  For more than the past three years, Semicon Tools, Inc. (the "Company"), a Nevada corporation, has (a) sold small precision disposable diamond cutting tools, which include dicing blades (which are components of precision electronic saws) and scribes which are used to cut integrated circuits, and dressers which are used to shape grinding wheels in machine shops, in each case to the microelectronics and semiconductor industries primarily to manufacture electronic components and devices, (b) distributed and fabricated on a "value-added" basis industrial ceramic products, and (c) distributed "clean room" materials and supplies (e.g., items used to preserve a contamination-free environment) primarily used by the electronics and defense industries. Since June 1996, when it purchased all of the assets of KBR (Malaysia) Sdn. Bhd. ("KBR"), a corporation organized under the laws of, and located in, Malaysia, the hubbed and hubless diamond-coated nickel-dicing blades sold by the Company have been manufactured in Malaysia; the other products described above have been made or fabricated by the Company at its facility in New York. The Company sells these products to hundreds of Fortune 1000 companies, including IBM, National Semiconductor, Motorola and General Motors.

                  On November 26, 1997, the Company acquired all of the issued and outstanding capital stock of Teik Tatt Holding Co. (1979) Sdn. Bhd. ("TTH"), a Malaysian corporation formed in 1979, in exchange for 10,000,000 shares of Common Stock, which resulted in a change-in-control of the Company. (As used herein "TTH" refers to TTH and its direct and indirect subsidiaries.) See Item 11, Security Ownership of Certain Beneficial Owners and Management. TTH is (a) the largest Malaysian manufacturer of plastic rope, yarn and twine products which are commonly used in fishery, construction, agriculture, forestry, shipping and transportation and for sporting and household uses, (b) the third largest Malaysian manufacturer of rubber bands, which it sells in Malaysia, Singapore, Indonesia, Taiwan and Hong Kong, and (c) a growing recycler of plastics and non-ferrous metals it recovers from electrical/telephone cables and of precious metals it recovers from electronic components, including circuit boards obtained from obsolete computers (TTH consumes approximately 30% of the recycled materials and resells the balance to other Malaysian companies). Unless the context otherwise requires, the "Company" includes all the Company's direct and indirect subsidiaries, including TTH.

                  The Company's current overall strategy is to position itself to take advantage of opportunities in Malaysia and Asia as a whole. Although no assurance can be given, the Company also expects that its principal growth will be in its metal recycling business.

Forward-Looking Statements

                  THIS ANNUAL REPORT ON FORM 10-KSB, INCLUDING WITHOUT LIMITATION ITEM 6, MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, CONTAINS STATEMENTS WHICH ARE NOT HISTORICAL FACTS AND ARE FORWARD-LOOKING STATEMENTS WHICH REFLECT MANAGEMENT'S EXPECTATIONS, ESTIMATES AND ASSUMPTIONS. SUCH STATEMENTS ARE BASED ON INFORMATION AVAILABLE AT THE TIME THIS FORM 10K-SB WAS PREPARED AND INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO DIFFER SIGNIFICANTLY FROM PROJECTED RESULTS. FACTORS THAT COULD CAUSE ACTUAL FUTURE RESULTS TO DIFFER MATERIALLY INCLUDE, AMONG OTHERS, THE RISKS OF DOING BUSINESS IN MALAYSIA AND SOUTHEAST ASIA, INCLUDING, WITHOUT LIMITATION, ECONOMIC AND POLITICAL CONDITIONS, FOREIGN CURRENCY TRANSLATION RISKS, TARIFFS AND OTHER FOREIGN TRADE POLICIES AND DEPENDENCE ON INEXPENSIVE LABOR IN SUCH COUNTRIES, PARTIAL DEPENDENCE ON THE SEMICONDUCTOR MANUFACTURING INDUSTRY, AVAILABILITY OF RAW MATERIALS, COMPETITION AND TECHNOLOGICAL OBSOLESCENCE.

Principal Products

Overview

                  The percentage contributions to the Company's sales by product line for the fiscal year ended January 31, 1998, which includes the results of TTH and its subsidiaries only from November 26, 1997, are as follows:

                                                   Contribution to Total Sales
                  Product line                     Fiscal 1996     Fiscal 1997
                  ------------                     -----------     -----------

                  Industrial Ceramic Products          58%               16
                  Diamond Cutting Tools                33                 7
                  Miscellaneous Products                9                 1
                  Clean Room Materials and Supplies     *                 *
                  Scrap Metal Recycling                 -                41%
                  Plastic Rope                          -                26
                  Rubber Bands                          -                 6
                  Plastic Recycling                     -                 2


                  *Less than 1%

Scrap Metal Recycling

                  In December 1996, the Company began recycling metal cable and wire by stripping and separating the wire from its plastic insulator (which now is used in the plastic recycling business described below). Scrap metal recycling is done in the Company's own facilities, which currently recycle approximately 800 tons per month and have the capacity to recycle an additional 700 tons per month. The scrap is sourced locally in Malaysia and overseas through international networking, and the end products of the scrap metal recycling are processed scrap copper, cast-iron and aluminum, and fully processed plastic resins. The Company is currently studying the feasibility of engaging in the value-added process of converting the crushed/granulated scrap metals into ingot/block form, the prices for which are set daily in the commodities markets and therefore fluctuate considerably depending on market conditions.

                  Recycling of metals is very competitive. The Company competes domestically for the scrap used in recycling with three other Malaysian companies, Cop Chuan Bee, Lam Eng Trading (M) Sdn. Bhd. and Beloga Sdn. Bhd., and with other companies in Japan, Korea, China, Taiwan and Europe. The Company has been able to maintain reliable and sufficient supplies of scrap raw materials, principally because it is able to outbid its competitors for the scrap because it recycles all of the materials, metal and plastic, whereas most of its competitors recycle only certain types of metal.

Plastic Rope

                  The Company is the largest plastic rope manufacturer in Malaysia, with a 40% market share. It manufactures the rope from plastic resins (approximately 30% of which it obtains from its recycling operations), chemical composition and color pigments. It currently manufactures 350 tons of rope per month and has the capacity to produce an additional 150 tons per month. Rope sizes range from 2.5mm to 42mm for three or four-strand rope and from 3mm to 80mm for eight-strand braided rope (cross rope), rope length varies from 200m to 220m in coils and colors include white, black, green, yellow, blue and red.

                  New machinery along with an aggressive marketing strategy enabled the Company to expand into Australia, New Zealand and Europe. Import quotas have been a substantial obstacle preventing the Company from entering the United States market. However, in September 1997 the Company relocated one production line to Vietnam, whose goods may enter the United States without quota. The Company intends to enter the United States market with its Vietnamese-produced goods.

                  The Company has three major competitors in the manufacture of plastic rope in Malaysia, one of which also manufactures fishing nets using such rope. These competitors manufacture ropes in only a limited ropes in a full range of sizes, whereas the Company produces ropes in a full range of sizes. The Company believes it enjoys an additional competitive advantage as it produces finished end products requiring no additional processing, whereas the products of its domestic competitors require further processing prior to use. The Company also has a competitive edge over foreign rope manufacturers because Malaysia imposes a 25% duty on imported plastic rope to Malaysia.

Rubber Bands

                  The Company is the largest Malaysian rubber band manufacturer, with a 90% share of the Malaysian market, in which rubber bands are widely used in the stationery and packaging industries as well as in households. The Company also exports rubber bands to the Far East, Europe and North America.

                  The Company's rubber bands are produced in the rubber band district of Bedong, Kedah, allowing it to receive a constant supply of raw materials including plastic resins, chemical composition and color pigments. It produces an average of 250 tons of rubber bands per month and has the capacity to manufacture a maximum of 300 tons per month. The rubber bands are available in a wide variety of sizes, with diameters ranging from 11mm to 159mm, lengths from 20mm to 250mm, widths from 1mm to 21mm and thicknesses from .9mm. to 3mm. They are available in red, green, blue, yellow, white and black, and standard packaging is 30kg per bag.

                  The Company's major Malaysian competitor is Central Elastic Corporation Sdn. Bhd., which produces its rubber bands mainly for export. However, Thailand currently is the largest exporter of rubber bands in the world, in part because of the large number of rubber trees located in that country. The Company plans to conduct a feasibility study on relocating its rubber band manufacturing operations to Vietnam to lower production costs and expand its markets by taking advantage of the relaxed trade agreements which Vietnam has with many countries.

Plastic Recycling

                  In 1994, the Company began recycling used plastics. The Company maintains its own Malaysian plastic recycling facilities in which it recycles 200 tons of plastic each month and has the capacity to recycle up to 400 tons per month. Currently, it has two lines of recycling plastic machines producing off-grade resins
(which are approximately 90% virgin grade quality). The off-grade resins are mixed with the virgin grade resins to improve margins.
Approximately 30% of these recycled resins are used by the Company in the production of plastic rope. The balance is sold locally in Malaysia or exported to Thailand.

                  The plastic recycling industry in Malaysia is intensely competitive. Only those companies which have a constant supply of raw materials and demand for their off-grade resins will be able to compete effectively. The Company has not experienced difficulties in obtaining sufficient quantities of raw materials, although there can be no assurance that shortages will not occur in the future.


Industrial Ceramic Products

                  These products fall into two principal categories: (1) insulators, tubes, rods and crucibles and other labware, all of which are standard catalogue items and (2) machinable ceramics.
The products, which are used principally by the aerospace, electronic detection equipment and industrial heating industries, are manufactured by third parties and warehoused and distributed by the Company from its facilities in Briarcliff Manor, New York, often after a value-added machining process (accomplished either by the Company or third parties).

Diamond Cutting Tools

                  Dicing Blades. Dicing blades are made of diamonds bonded with nickel alloy. They are used with the precision electronic dicing saws which the microelectronics and semiconductor industries use to cut and separate integrated circuits and discrete devices made from silicon and other wafers. The blade market consists principally of hubbed blades, made of three types of materials, diamond/metal (the most common), diamond/thermoset plastic (called resin blades, which are the blades most widely used in precision electronic saws for cutting ceramic substrates, even though they have a shorter useful life) and sintered metal. Hubbed blades are competitively manufactured principally by Disco, Inc., Semitec Corporation and Dynatex Corporation. The Company, which manufactures hubbed and hubless blades in its Malaysian facility, has an insignificant share of the world-wide dicing blade market. There can be no assurance that the Company will be able to increase its market share.

                  Scribes. Scribes, which have tips made out of gem quality diamonds, are used to cut silicon wafers and perform die and integrated circuit separation. These products, which are assembled in the Company's facility in Briarcliff Manor, New York, have limited growth potential in this application since the electronics and semiconductor industries have in large part switched from scribing machines to dicing saws for the wafer cutting process. However, diamond scribes are preferred over sawing for cutting certain wafer materials because they provide cleaner separation. They also are preferred for certain low volume applications which do not justify the capital expense of using a dicing saw. The Company occasionally uses third party contractors to set or "lap" the diamonds into the tools.

                  Dressers. Dressers are diamond-tipped tools generally used to "dress" or shape abrasive grinding wheels in machine shops. These products, which are assembled in the Company's facility in Briarcliff Manor, New York, are sold by the Company principally to companies which resell them to third parties. The Company believes that there are multiple foreign suppliers of natural diamond-tipped dressers.

Clean Room Materials and Supplies

                  These products include cleaning chemicals, latex gloves and other items used to preserve a contamination free environment, and they are primarily marketed to IBM and Lucent Technologies.

Miscellaneous Products

                  The  Company   distributes   small  precision  tools  such  as
tweezers, pliers, vacuum pickups and scribes, core drills and sinter blades for ceramic applications.

Customers

                  During the fiscal year ended January 31, 1998, none of the Company's customers accounted for more than 10% of its consolidated net sales.

Raw Materials

                  The Company purchases its raw materials and supplies from multiple sources. None of the raw materials and supplies it requires currently are in short supply, although factors outside of the Company's control could adversely impact their future availability. The principal suppliers of the Company's plastic resin raw materials used in the manufacture of its plastic rope and twine are Titan Polyethylene (M) Sdn. Bhd. and Titan PP Polymers
(M) Sdn. Bhd.

Backlog

                  As of January 31, 1998, the Company had a backlog of orders of approximately $4,450,000, all of which are expected to be shipped by May 1998. While such orders may be cancelled or postponed, the Company believes that they are firm and the resulting revenues will be realized.

Competition

                  The Company's operating segments each are intensely competitive. Many competitors have greater financial is personnel resources and greater market recognition than the Company. Furthermore, the Company faces the possibility of adverse market conditions arising from tariff revisions resulting from changes in foreign trade policies, raw material shortages, technological change, shifting product emphasis among competitors and the entry of new competitors into its markets. The Company believes the principal competitive factors effecting its products are quality and price.

Marketing

                  The Company has a world-wide network of independent trading companies which provide scrap material supplies, and purchasers for the reclaimed materials. Its rubber bands and plastic ropes are sold through a world-wide network of distributors. The Company markets its semiconductor/cutting tools/ceramics products directly through telephone solicitation, participation in trade shows and advertisements in trade journals.


Manufacturing Facilities

                  The Company has two plastic rope manufacturing facilities located in Butterworth, Penang, Malaysia, and one rubber band manufacturing factory and one plastic and metal recycling facility in Bedong, Kedah, Malaysia. In addition, the Company has a rope manufacturing facility in Vietnam. In Briarcliff, New York, the Company operates a machine shop and a manufacturing facility for resin/diamond dicing blades. The Company has a Malaysian facility equipped to manufacture dicing blades and diamond dressing tools.
See Item 2 below, "Description of Property."

Government Regulation

                  The Company believes its operations and facilities are in compliance with all federal, state and local environmental laws in the United States, Malaysia and Vietnam. The Company has not incurred any special or unusual costs to comply with environmental laws or other applicable governmental regulations.

Research and Development

                  In the fiscal years ended January 31, 1998 and 1997, the Company spent approximately $40,000 and $50,000, respectively, on its research and development activities.

Employees

                  The Company employs approximately 625 full-time employees, of which 400 work in its rubber band and recycling facilities, 200 work in its plastic rope manufacturing factories and 25 work in its diamond tools and ceramics facilities. It also utilizes outside consultants and part-time workers when required.


Item 2.           Description of Property.

                  In Malaysia, the Company owns 104,450 square feet of manufacturing space and 3,360 square feet of office space in Butterworth, Penang, and it also occupies 1,230,434 square feet of manufacturing and recycling facilities and 5,096 square feet of office space in Bedong, Kedah, pursuant to a lease with a term of 25 years, commencing in June 1996, with minimum annual lease payments as follows: year 1 - $24,030; year 2 - $96,199; and each of years 3, 4 and 5 - $147,382. The rent will be revised every five (5) years, but in no event will by more than 15% more than that of the preceding year. In Vietnam, the Company occupies 436,500 square feet of land, including a 25,000 square foot building which consists of 1,500 square feet of office space and 23,500 square feet of manufacturing space, pursuant to a 20-year lease at an annual rental of $9,600. It also leases approximately 2,400 square feet of manufacturing and warehouse space and 1,200 square feet of office space in Briarcliff Manor, New York, pursuant to a five (5) lease which expires on February 28, 2003, with base annual rents, excluding utilities, maintenance and repairs, as follows: Years One and Two - $36,000; Year Three - $42,000; Year Four - $43,200; Year Five - $44,400. In addition, the rent in Years Three, Four and Five will be increased by 1/12 of any increase in real estate taxes over the base period of 1998. The Company and its President, Eugene Pian, have an option to purchase the leased property for $380,000 which expires on February 28, 2000.

                  The Company also leases approximately 4,000 square feet of manufacturing and warehouse space and 2,000 square feet of office space in Armonk, New York, at an annual rental of $38,564, including utilities, taxes and other costs. The Company occupied this space before it leased the Briarcliff Manor facility. This lease expires on May 31, 1998.

Item 3.           Legal Proceedings.

                  There are no pending legal proceedings to which the Company is a party or to which any of its property is subject and no such proceedings are known to the Company to be threatened or contemplated by or against it.


Item 4.           Submission of Matters to a Vote of Security Holders.

                  No matters were submitted to a vote of security holders during the fiscal year covered by this Report.


                                                      PART II


Item 5.           Market for Common Equity and Related Stockholder Matters.

Market Information

                  The Company's Common Stock, $.001 par value, is traded in the over-the-counter market on the OTC Bulletin Board under the symbol "SETO". Such Stock is not traded or quoted on any automated quotation system.

                  The following table sets forth the range of high and low bid quotes of the Company's Common Stock per calendar quarter as provided by the National Quotation Bureau, Inc. (which reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions).

                                                                Low     High

                  1998

                  First quarter                                $.290   $.700

                  1997

                  First quarter                                 .070    .200
                  Second quarter                                .050    .140
                  Third quarter                                 .050    .155
                  Fourth quarter                                .075    .450


                  1996

                  First quarter                                 .125    .625
                  Second quarter                                .406    .969
                  Third quarter                                 .313    .688
                  Fourth quarter                                .125    .406

Holders

                  As of March 31, 1998, there were 310 record holders of the Company's Common Stock.

Recent Sales of Unregistered Securities

                  On November 26, 1997, the Company issued 10,000,000 shares of its Common Stock pursuant to Section 4(2) of the Securities Act of 1933, as amended, in exchange for all of the issued and outstanding capital stock of TTH. The shares were issued to Tan Khay Swee, Chief Executive Officer of TTH. See
Item 1, Description of Business.

Voting and Other Rights

                  Holders of Common Stock are entitled to one vote for each share held. There are no preemptive, subscription, conversion or redemption rights pertaining to the Common Stock. Holders of Common Stock are entitled to receive such dividends as may be declared by the Board of Directors out of assets legally available therefor and to share ratably in the assets of the Company available upon liquidation.

                  The holders of Common Stock do not have the right to cumulate their votes in the election of directors and, accordingly, the holders of more than 50% of all such shares outstanding can elect all of the directors of the Company.

Dividends

                  The Company has not paid cash dividends to date and intends to apply its earnings, if any, for use in its activities. Payment of cash dividends in the future will be wholly dependent upon the Board of Directors and upon the Company's earnings, financial condition, capital requirements and other factors deemed relevant by them. It is not likely that cash dividends will be paid in the foreseeable future.

                  In the event of the acquisition of or merger with a business by the Company, control of the Company and its Board of Directors may pass to others. In that event, the payment of dividends would be wholly dependent upon such persons.

Item 6.           Management's Discussion and Analysis or Plan of
                  Operation.



General

                  On November 26, 1997, the Company acquired all of the capital stock of TTH. The transaction was accounted for as a purchase and therefore the Company's financial statements include the operations of TTH only from the acquisition date. At January 31, 1998, TTH generated approximately 75% of the Company's net sales, principally from Malaysia, and in fiscal 1998 the Company expects to transact substantially all its business in Malaysia and Vietnam. Accordingly, economic and political conditions in Malaysia, and in Southeast Asia as a whole, including without limitation, import and export limitations, exchange controls and currency fluctuations, have become significant to the Company.

                  In late 1997, currency devaluations, stock market downturns and general financial uncertainties in Southeast Asia caused economic growth forecasts for that region to be reduced significantly, and in the future there could be a material decrease in the demand for the Company's products. Although no assurance can be given, the Company believes such conditions will not have any material adverse effect on its operations or financial condition. While changes in the dollar value of foreign currencies will effect earnings from time to time and in fiscal 1997 the Company experienced a loss of $37,719 on foreign currency exchange,
 Management believes that the longer term economic effect of these changes should not be significant because over 60% of the Company's sales are in United States Dollars and raw materials are purchased either in the United States in United States Dollars or locally in Malaysian currency.

Fiscal 1997 Results of Operations

                  For the year ended January 31, 1998, the Company's net sales increased to $7,808,380, a 487% increase over the $1,602,830 in fiscal 1996, and net income was $629,586 or $.05 per share, a 250% increase over the $213,652 or $.02 per share in fiscal 1996. The acquisition of TTH contributed $5,876,774 to net sales and $378,580 to net income during the fourth quarter of fiscal 1997. In fiscal 1997 gross profit was $2,586,816, or 33% of gross revenues, as compared to $1,105,570, or 69% of gross revenues in fiscal 1996. In fiscal 1997, gross profit increased due to higher sales, and gross profit as a percentage of gross revenues decreased principally due to low profit margins on TTH's operations, especially its recycling business.

                  In fiscal 1997, net sales of the Company's diamond cutting tools increased approximately 4% to $554,695 but generated a loss of $279,395, approximately 43% higher than the loss in fiscal 1996. Net sales of industrial ceramics and clean room supplies increased by 26.5% to $1,226,136, and related net income increased by $31.6% to $409,901. Net sales of TTH for the approximately two-month period after its acquisition by the Company were $5,876,774 and related net income was $378,580.

Liquidity and Capital Resources

                  As more fully described in Note 11 to the Company's January 31, 1998 financial statements set forth in Item 7 hereof, at January 31, 1998 substantially all of the Company's assets, liabilities and retained earnings were attributable to TTH. Accordingly, at January 31, 1998 the Company's total assets increased to $30,574,383 (from $1,228,937), its total current liabilities and long term debt, net of current portion, increased to $19,318,885 (from $373,020) and $3,840,851 (from $170,000), respectively, and it had a working capital deficit of $1,349,938 (compared to working capital of $358,198 at January 31, 1997).

                  At January 31, 1998 the Company had current assets of $17,968,947, including $371,413 of unrestricted cash, and current liabilities of $19,318,885. Accordingly, the Company had a working capital deficit of $1,349,938. Although no assurances can be given, the Company expects that internally generated funds together with its existing credit facilities will enable it to meet it obligations as they come due and finance its operations. To strengthen its liquidity the Company intends to seek additional capital, either debt or equity. However, no potential funding source has been identified and no assurance can be given that any such financing will be obtained on commercially reasonable terms, or at all.

                  A small percentage of the profits of TTH may not be distributable to the Company's other subsidiaries or as dividends.
 Under Malaysian law TTH is required to maintain a statutory reserve of five percent (5%) of profit after taxation in accordance with the Foreign Investment Law until such reserve equals ten percent (10%) of legal capital. Such reserve is non-distributable.


Effects of Foreign Currency Fluctuations

                  The Company's foreign operations are subject to certain risks related to fluctuation in foreign currency exchange rates. In fiscal 1998, due to a strengthening U.S. dollar and a weaker Malaysian ringgit, the Company recognized $37,719 in foreign currency exchange losses, which did not have a material adverse effect on net income. While future fluctuations in currency exchange rates could impact results of operations or financial position, foreign operations are expected to continue to provide strong financial results and earnings growth.

Disclosures about Market Risk

                  The Company is exposed to market risks primarily from changes in interest rates and foreign currency exchange rates. To manage exposure to these fluctuations, the Company occasionally enters into various hedging transactions. The Company does not use derivatives for trading purposes, or to generate income or to engage in speculative activity, and the Company never uses leveraged derivatives. The Company does not use derivatives to hedge the value of its net investments in these foreign operations.

                  The Company's exposure to foreign exchange rate fluctuations results from investment in foreign ventures in Malaysia, and from the Company's share of the earnings of these operations, which are denominated in the Malaysian ringgit.

New Accounting Pronouncements

                  In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (FAS 130), "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and requires that all components of comprehensive income be reported in financial statement having the same prominence as other financial statements. For the Company, FAS 130 is effective in 1998, and it requires reclassification of prior period financial statements for comparative purposes. Adoption of this standard should have little effect on the Company's financial statements as the new requirements primarily involve modifications to the way that existing information is displayed.

                  Also in June 1997, the FASB issued FAS 131, "Disclosures about Segments of an Enterprises and Related Information." This statement supersedes FAS 14, "Financial Reporting of Segments of a Business Enterprise," by establishing new standards for the way that a public business enterprise reports operating segment information in its annual and interim financial statements. In general, FAS 131 requires reporting of financial information as it is used by senior company management for evaluating performance and deciding how to allocate resources. The statement is effective for 1998, but need not be applied to interim financial statements in that year. Comparative information for earlier years must be restated.

Year 2000 Costs

                  The Company currently operates numerous date-sensitive computer applications and network systems throughout its business.
 As the century change approaches, it is essential for the Company to ensure that these systems properly recognize the year 2000 and continue to process operational and financial information. The Company recently upgraded its computer systems and does not expect complications related to year 2000 issues to arise.

Impact of Inflation

                  Although it is difficult to predict the impact of inflation on costs and revenues of the Company in connection with the Company's products, the Company does not anticipate that inflation will materially impact its costs of operation or the profitability of its products.









I.  Financial Condition

Assets:

Total assets at the end of fiscal 1996 were $1,288,937, as compared with $1,005,609 at the end of fiscal 1995. Generally, the increase results from the higher, more profitable sales volume.

The notable differences in these years is reflected in the components of total assets as follows:

         (i) At January 31, 1997 cash increased to $116,334, as compared to $42,642 at January 31, 1996. This increase was largely due to the higher overall revenues experienced during fiscal 1996 coupled with sales of stock and exercise of options;

         (ii) For the same  reason,  accounts  receivables  at January  31, 1997
         reached   $162,439,   up  from  $158,631  at  January  31,  1996.  This
         represented an increase of 2.4% from the end of fiscal 1995;

         (iii) Inventory increased during fiscal 1996 to approximately $339,552, or 30.3%, to meet the demands of increases in sales for 1996. See "Results of Operations" below for a more complete discussion of the factors which resulted in higher net sales for fiscal 1995;

         (iv) Property and equipment for fiscal 1996 did not change substantially when compared to fiscal 1995 and did not have a significant effect on the Company's financial condition in 1995. There were no substantial additions to property and equipment during the year other than via investment in the new subsidiary.

Liabilities:

Total liabilities at the end of fiscal 1996 were $543,020, as compared with $855,594 at the end of fiscal 1995. The changes in this comparison are reflected in the components of total liabilities as follows:

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

         (ii) Accounts payable at January 31, 1997 were also substantially lower than at January 31, 1996, also due to the Company settling certain accounts payable through the issuance of shares of common stock. Additionally, during fiscal 1995, accounts payable were higher than usual because purchase of inventory increased in 1995 in line with the increased dependency upon third party manufacturers by the Company;

         (iii) Long term liabilities decreased in 1996 to $170,000, as compared to $185,421 in 1995 due to the reclassification of the old shareholder loans from current to long-term loans. This reclassification resulted from the subordination of the shareholder debt to certain bank loans in 1994. None of the long-term loans are considered by management to be on demand;

         (iv) Accrued interest increased substantially in 1996 to $188,309, as compared to $155,177 in 1995 due principally to the reclassification of certain payments due with respect to shareholder loans from accounts payable, as carried on the Company's books during 1995, to accrued interest. This reclassification was made in order to correctly reflect the nature of these obligations.


Financial condition in fiscal 1996 when compared to 1995 is stronger and more stable.

See "Results of Operations" for additional information.

II.  Results of Operations

Net sales for the year ended January 31, 1997 (fiscal 1996) were $1,602,830 compared to $1,248,668 for the year ended January 31, 1996 (fiscal 1995), an increase of over 28.3%. This increase in sales revenues has, in management's opinion, continues the reversal of the decline experienced during fiscal 1994 and was the result of management's efforts to expand the Company's ability to fabricate value-added ceramic and resin blade manufacture and an increase in the sale of scribes mostly due to a new application from one customer. During fiscal 1996, this effort resulted in a 69.4% increase in ceramic sales, an 8.9% increase in all blade sales including the resin based blades and a 142% increase in the sale of scribes. Management believes, although no assurances can be given, that these increased product lines, coupled with management's ongoing efforts to further expand its supplier network, will continue to be reflected in higher revenues during fiscal 1997 and beyond.

Gross profit from operations during fiscal 1996 reached $1,105,570, or 70.0% of gross revenues, as compared to $727,304 in fiscal 1995, or 58.2% of gross revenues. This increase of more than 52.0% over fiscal 1995 is attributable to two primary factors. First, the Company's continued change in product sales mix to greater profit margin items such as resin blades and ceramic products has enhanced overall gross profit margins. Second, the full realization of the benefits derived from management's competitive pricing steps taken during fiscal 1995 and continued during fiscal 1996 for certain products. In combination, these measures have resulted in a dramatic increase in gross profit margins well beyond that projected by management in its annual report for fiscal 1995. Management anticipates that this trend will continue, that the cost of sales will remain at the new favorable levels experienced in fiscal 1996 and that gross margins will continue at fiscal 1996 levels.

Operating expenses decreased dramatically from $1,109,735 in fiscal 1995 to $950,013 in 1996, a decrease of over $159,722 or 14.3%. The increased profitability of the Company had the effect of decreasing the Company's retained earnings deficit from $2,009,971 at the end of fiscal 1995 to $1,781,396 at the end of fiscal 1996.

However, to properly evaluate the Company's operating results, it must be noted that during fiscal 1995, the Company effected a series of transactions utilizing its authorized but unissued shares of common stock (the "Shares"), and issued an aggregate of 1,270,000 Shares to officers, directors and various creditors for settlement of accounts payable and various loans owing by the Company, in a total aggregate value of $113,650. In addition, during fiscal 1995, the Company also issued an additional 910,000 Shares to several consultants as part of their compensation for consulting services (see "Financial Statements - Note 8"). In keeping with the prescribed accounting procedures of the Securities and Exchange Commission, these Shares were valued at an aggregate of $346,442. Consequently, Selling, General and Administrative Expenses for fiscal 1995 were increased by this amount. These are, however, non-recurring events. Had these transactions not been present during fiscal 1996, Selling, General and Administrative
Expenses would have been $719,555 and income from operations would have been $53,802, as compared to a loss of $292,640, as reflected on the Company's financial statements.
See "Financial Statements - Note 7".

The Company's net income for the year ended January 31, 1997 was $213,652 ($.02 per share) compared to a loss of $419,630 for the prior year. It should be noted, however, that if the effects of the Company's stock activity, as discussed above, were eliminated from consideration, the Company's operations would have resulted in a net pre-tax profit of $16,603 rather than the stated loss in 1966. Management believes that this is significant since it demonstrates that the Company's operations have finally turned the corner and are profitable, a situation which management believes will continue throughout fiscal 1996, as confirmed by the increase in order back-logs at fiscal year-end (up to 10.5% to $442,000 at January 31, 1997). This also confirms management's prior estimate that operating revenues had to reach the $1.25 million level to achieve a "break even" from operations. Management continues to take steps to reduce expenses, identify new, more economical product sources and to generally expand sales.

Item 7.  Financial Statements.

                  The following are filed as part of this Report:

         Consolidated Financial Statements:

         Independent Accountants' Report                                F-1

         Consolidated Balance Sheet as at January 31, 1998              F-2

         Consolidated Statement of Income for the Years ended
         January 31, 1998 and 1997                                      F-3

         Consolidated Statement of Cash Flows for the Years ended
         January 31, 1998 and 1997                                      F-4

         Consolidated Statement of Changes in Stockholders' Equity for
         the Years ended January 31, 1998 and 1997                      F-5

         Notes to Consolidated Financial Statements                   F-6-F-20

                       INDEPENDENT AUDITORS' REPORT



Board of Directors
Semicon Tools, Inc. and Subsidiaries
New Rochelle, New York


     We have audited the consolidated balance sheets of Semicon Tools, Inc. and Subsidiaries as of January 31, 1998 and the related consolidated statements of income, retained earnings, and cash flows for the years ended January 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of DTI Technology, SDN BHD and Teik Tatt SDN BHD, wholly owned subsidiaries, which statements reflect total assets of $30,598,896 and $24,859,788 as of January 31, 1998 and 1997, respectively, and total revenues of $7,808,380 and $14,135,386 for the years then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for DTI Technology, SDN BHD, is based solely on the report of the other auditors.

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

     In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Semicon Tools, Inc. and Subsidiaries as of January 31, 1998 and 1997 and the results of their operations and their cash flows for the years ended January 31, 1998 and 1997, in conformity with generally accepted accounting principles.




                                                    ZELLER WEISS & KAHN







April 27, 1998
                                                                           F-1

                                       SEMICON TOOLS, INC. AND SUBSIDIARIES

                                   CONSOLIDATED BALANCE SHEET - JANUARY 31, 1998






                                    ASSETS


Current assets:
  Cash                                                 $   371,413
  Cash, fixed deposits with bank                           921,053
  Accounts receivable, less allowance
   for doubtful accounts of $259,361                     9,238,476
  Inventory                                              6,742,706
  Prepaid expenses and other current assets                623,883
  Deferred tax asset, current portion                       71,416
                                                        -----------
    Total current assets                                17,968,947
                                                        ----------

Property and Equipment                                  12,344,764
                                                        ----------

Other assets:
  Goodwill, net of amortization                             98,881
  Security deposits                                         18,957
  Deferred tax asset, net of current portion               142,834
                                                       -----------
                                                           260,672
                                                       ------------

                                                       $30,574,383
                                                       ===========




                          LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
  Current portion of long-term debt                    $ 1,616,151
  Notes payable, bank                                    4,978,287
  Notes payable, other                                   9,240,907
  Accounts payable                                       1,948,872
  Accrued expenses                                       1,308,865
  Income taxes payable                                     225,803
                                                       -----------
    Total current liabilities                           19,318,885
                                                        ----------

Long-term debt, net of current portion                   3,840,851
                                                       -----------

Commitments and contingencies

Shareholders' equity (deficiency):
  Common stock par value $.001; 100,000,000
   shares authorized 19,867,500 shares issued and
     outstanding                                            19,868
  Additional paid in capital                             9,132,089
  Currency translation adjustment                     (    585,500)
  Retained earnings (deficit)                         (  1,151,810)
                                                        -----------
                                                         7,414,647
                                                         ---------

                                                       $30,574,383
                                                       ===========








     See notes to consolidated financial statements.
                                                                           F-2

                                       SEMICON TOOLS, INC. AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENT OF INCOME

                                       YEARS ENDED JANUARY 31, 1998 AND 1997













                                                                                       1998                1997
                                                                                       ----                ----

Net sales                                                                           $7,808,380         $1,602,830

Cost of sales                                                                        5,221,564            497,260
                                                                                    ----------         ----------

Gross profit                                                                         2,586,816          1,105,570

Selling, general and administrative
 expenses                                                                            1,551,376            950,013
                                                                                    ----------         ----------

Income from operations                                                               1,035,440            155,557
                                                                                    ----------         ----------

Other income (expenses):
  Interest expense                                                                (   488,635)       (    35,655)
  Loss on foreign currency exchange                                               (    37,719)
                                                                                   ----------
                                                                                  (   526,354)       (    35,655)
                                                                                   ----------         ----------

Income before income taxes                                                             509,086            119,902

Provision for income taxes (benefit)                                              (   120,500)       (    93,750)
                                                                                   ----------         ----------

Net income                                                                          $  629,586         $  213,652
                                                                                    ==========         ==========

Earnings per common share:
  Primary                                                                          $      .05          $      .02
                                                                                    ==========          ==========
  Fully diluted                                                                    $      .05          $      .02
                                                                                    ==========          ==========

Weighted average common shares outstanding
  Primary                                                                           12,858,936          8,970,445
                                                                                    ==========         ==========
  Fully diluted                                                                     12,858,936          8,970,445
                                                                                    ==========         ==========


















     See notes to consolidated financial statements.
                                                                           F-3

                                     SEMICON TOOLS, INC. AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                       YEARS ENDED JANUARY 31, 1998 AND 1997




                                                                                                     1998              1997
                                                                                                     ----              ----
Operating activities:
  Net income                                                                                     $  629,586          $213,652
  Adjustments to reconcile net income to
   cash provided from operating activities:
     Depreciation and amortization                                                                  207,474            23,317
     Compensatory stock issued                                                                                         54,125
     Currency translation adjustment                                                           (   585,501)
     Changes in other operating assets and liabilities:
       Accounts receivable                                                                     ( 1,154,537)        (   3,808)
       Inventories                                                                                  858,692        (  79,059)
       Prepaid expenses and other current assets                                                     82,781        (  21,697)
       Deferred tax assets                                                                     (   120,500)        (  93,750)
       Other assets                                                                            (     4,526)        (   5,244)
       Accounts payable                                                                        (   140,501)        ( 234,761)
       Accrued expenses                                                                        (    49,989)            33,132
       Income taxes payable                                                                         102,895        (  41,415)
                                                                                                 ----------         --------

       Net cash used in operating expenses                                                     (   174,126)        ( 155,508)
                                                                                                ----------          --------

Investing activities:
  Purchase of property and equipment                                                           (   283,996)        (  25,549)
  Decrease in investment in foreign subsidiary                                                                     (   3,776)
                                                                                                 ----------         --------

       Net cash used in investing activities                                                   (   283,996)        (  29,325)
                                                                                                ----------          --------

Financing activities:
  Proceeds from sale of stock                                                                           500           328,125
  Increase in long-term debt                                                                         27,985
  Increase in notes payable, bank                                                                   266,824
  Increase in notes payable, other                                                                  309,664
  Increase (decrease) in notes payable, shareholder                                                  61,996        (  23,338)
  Payment of long term debt                                                                    (   268,612)        (  46,262)
                                                                                                ----------          --------

       Net cash provided from financing activities                                                  398,357           258,525
                                                                                                 ----------          --------

Net increase (decrease) in cash                                                                (    59,765)            73,692

Cash beginning of year                                                                            1,352,231            42,642
                                                                                                 ----------          --------

Cash end of year                                                                                 $1,292,466          $116,334
                                                                                                 ==========          ========

Supplemental disclosures:
  Interest paid during the year                                                                  $  470,422          $  2,533
                                                                                                 ==========          ========
  Income taxes paid during the year                                                                  -0-                -0-
                                                                                                 ==========          ======

Supplemental schedule of non-cash investing and financing activities:
  Issuance of common stock for purchase of subsidiary                                            $6,624,143          $125,048
                                                                                                 ==========          ========

Reconciliation of increase in cash and short-term investments:
   Cash at February 1, 1997 as originally reported                                               $  116,334
   Increase in cash resulting in acquisition of
    foreign subsidiary at November 27, 1997                                                       1,235,897
                                                                                                 ----------
   Cash at beginning of year                                                                     $1,352,231
                                                                                                 ==========


     See notes to consolidated financial statements.
                                                                            F-4

                               SEMICON TOOLS, INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                 YEARS ENDED JANUARY 31, 1998 AND 1997

                                                                                  Equity
                                                                                adjustment
                                                                  Additional    from foreign      Retained              Total
                                                     Common         paid in      currency         earnings          Shareholders'
                                      Shares          stock         capital     translation       (deficit)            equity

Balance at January 31, 1996         5,167,500        $ 5,168      $2,014,847                    ($1,995,048)        $   24,967

Issuance of stock on exercise
 of stock options                   2,550,000          2,550         237,450                                           240,000

Sale of stock                          75,000             75         28,050                                             28,125

Issuance of stock for
 consulting services                  150,000            150          7,350                                              7,500

Issuance of stock regarding
 acquisition of subsidiary,
 DTI Technologies, SDN BHD            300,000            300        124,748                                            125,048

Issuance of stock for
 services                              75,000             75         28,675                                             28,750

Sale of stock                         400,000            400         59,600                                             60,000

Issuance of stock in lieu of
 payment of officers salaries         650,000            650         17,225                                             17,875

Net income for the year
 January 31, 1997                                                                                      213,652         213,652
                                    ----------        -------      ----------          --------      ----------       ----------

Balance, January 31, 1997            9,367,500          9,368      2,517,945                         1,781,396)        745,917

Shares issued for services             500,000            500                                                              500

Issuance of stock regarding
 acquisition of subsidiary,
 Teik Tatt, SDN BHD                 10,000,000         10,000     6,614,144                                          6,624,143

Foreign currency translation
 adjustment for the year
 ended January 31, 1998                                                             ($585,500)                     (  585,500)


Net income for the year ended
 January 31, 1998                                                                                     629,586         629,586
                                   ----------        -------     ----------          --------       ----------      ----------

                                   19,867,500        $19,868     $9,132,089         ($585,500)    ($1,151,810)     $7,414,646
                                   ==========        =======     ==========          ========      ==========      ==========

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

    The Company's  wholly-owned  subsidiary,   DTI  Technology,  SDN  BHD  is  a
    Malaysian company which manufactures a product line similar to that of Semicon Tools, Inc. Semicon Tools, Inc. acquired the assets of DTI Technology, SDN BHD on June 22, 1996. The total cost of the acquisition, $125,048, was paid for by the issuance of 300,000 shares of the Company's $.001 par value common stock with a negotiated fair value of $.42 per share.

    The Company's other wholly-owned subsidiary, Teik Tatt Holding Company, SDN BHD is located in Penang, Malaysia. The Company manufactures rubber bands, plastic ropes and recycles plastic and metal from wire cable, electronic devices and circuit broads.

    In  November  1997,   Semicon  Tools,   Inc.  issued  10,000,000  shares of
    unregistered common shares in exchange for 100% of the outstanding shares of Teik Tatt Holding Company, SDN BHD and Teik Siang Industries SDN BHD, a subsidiary of Teik Tatt, the value of the shares being the net book value of the acquired Company of $6,560,040 or approximately $.66 per share. The acquisition is being accounted for as a purchase.


2. Summary of significant accounting policies:

    Principles of consolidation:
     The consolidated financial statements of Semicon Tools, Inc. and subsidiaries include all the accounts of Semicon Tools, Inc., East Coast Sales Company, DTI Technology, SDN BHD and Teik Tatt, SDN, BHD after elimination of all significant intercompany transactions and accounts. The financial statements give retroactive effect to the acquisition of DTI Technology, SDN BHD which has been accounted for as an acquisition as if in a pooling of interest method at historical cost of the assets acquired.

                                       SEMICON TOOLS, INC. AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS








2. Summary of significant accounting policies (continued):

    Cash and cash equivalents:
       Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less.

    Inventories:
       Inventories, which consist solely of finished goods, are stated at the lower of cost or market. Market is considered at net realizable value.

    Per share amounts:
       Net earnings per share are calculated by dividing net earnings by the weighted average shares of common stock of the Company and weighted average of common stock equivalents outstanding for the period. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options. The Company uses the treasury stock method in its treatment of stock options.

    Foreign currency translation policy:
      For foreign subsidiaries whose functional currency is the local foreign currency, balance sheet accounts are translated at exchange rates in effect at the end of the year and income statement accounts are translated at average exchange rates for the year . Translation gains or losses are included as a separate component of stockholders' equity.

    Property and equipment:
      Property and equipment are stated at cost. Depreciation of property and equipment is provided using the straight-line method over the following useful lives:

                                                                   Years
           Manufacturing                                            5-20
           Furniture and fixtures                                   7-20
           Other equipment                                          5-14
           Buildings and improvements                              10-50
           Automotive equipment                                      5
           Leasehold land                                          37-99


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

    Deferred taxation:
     Provision is made by the liability method for taxation deferred in respect of all timing differences. Deferred tax benefit is recognized only when there is reasonable assurance of realization.

                               SEMICON TOOLS, INC. AND SUBSIDIARIES

                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS









2. Summary of significant accounting policies (continued):

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

      Accounting convention:
       For the purpose of preparation of consolidated accounts of Teik Tatt Holding Co., SDN BHD, into United States accounting, the accounts are stated in U.S. dollars instead of Ringgit, Malaysian. The accounts have been translated using the following rates:


                      Common stock                                3.0
                      Retained earnings                           3.0
                      Assets and liabilities                      3.8
                      Income and expenses                         3.5


      Foreign currency translation:
        Assets and liabilities in foreign currencies at balance sheet date are translated into U.S. dollars at approximately the rates of exchange prevailing on that date.

       Transactions in foreign currencies during the year are converted into U.S. dollars at approximately the rates of exchange prevailing on the dates of the transactions.

       Exchange differences arising from foreign currency translation are included in the profit and loss account.

                                       SEMICON TOOLS, INC. AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS









2. Summary of significant accounting policies (continued):

      The accounts of the foreign subsidiaries are translated into U.S. dollars at rates approximating those prevailing at balance sheet date. Exchange differences on translation of the net assets of foreign subsidiaries are accounted for through the exchange.

      Hire purchase obligations:
        Assets acquired under an installment plan are capitalized as fixed assets and the corresponding obligations are treated as a long-term liability. Financing charges are allocated to the profit and loss account over the purchase periods using the "sum of the years digits" method to give a constant periodical rate of interest on the remaining liabilities.


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


4. Property and equipment:

    Major classifications of property and equipment are as follows:



      Land                                                     $   348,606
      Buildings and improvements                                 2,015,431
      Manufacturing equipment                                   12,220,043
      Office equipment                                             557,469
      Automotive equipment                                         177,662
                                                                -----------
                                                                15,319,211
      Less accumulated depreciation                              2,974,447
                                                                 ---------

                                                               $12,344,764
                                                               ===========


5.  Goodwill:

    On January 26, 1990, the Company acquired East Coast Sales Company (its wholly-owned subsidiary) for a cost of $309,000. The purchase price exceeded the fair value of the assets by $134,281 which amount was assigned to goodwill, and is being amortized on a straight-line basis over forty years. Accumulated amortization of goodwill aggregated $35,400 as of January 31, 1998.

                                       SEMICON TOOLS, INC. AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS









6. Commitments and contingencies:

    In November  1995  the  Company  moved  to new  premises  and is  currently
    obligated  under  a  lease   agreement  for  office  and   manufacturing
    facilities. This lease, which expires on May 31, 1998, requires the following future minimum rental payments:


                           January 31, 1999                       $14,172
                                                                  -------
                                                                  $14,172
                                                                  =======



     Rental expense for the year ended January 31, 1997 amounted to $39,047 and $38,564 for the year ended January 31, 1998.

    The Company also leases three vehicles under operating leases with terms expiring through 1998. Total lease expense was $33,597 and $25,307 for the years ended January 31, 1998 and 1997, respectively.

      Future minimum rentals are as follows:

                           January 31, 1999                      $25,088
                           January 31, 2000                       20,298
                           January 31, 2001                        5,474
                                                                 -------
                                                                 $50,860
                                                                 =======

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

     The foreign subsidiaries have been granted rights to use its land and plant for a period of 25 years commencing June 1996. The land rental rate will be revised every 5 years but the increment to the rate should not exceed 15% of the preceding rate. The minimum lease payments are as follows:

                       Within 1 year                             $ 24,030
                       From 1-2 years                              96,119
                       From 2-5 years                             442,146
                                                                 --------

                                                                  $562,295
                                                                  ========

                                       SEMICON TOOLS, INC. AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS







7. Common stock and stock split:

    On March 6, 1996 the Company  entered into an  investment  agreement  for a
    three  year  term.  The  consultant   agreed  to  assist  management  in
    broadening the Company's exposure to the financial community and securing necessary funding to meet its needs according to the terms of the agreement. The consultant was to be compensated by having the option to purchase up to 6,000,000 of the Company's common shares at prices varying from $.10 to $1.75 during the period commencing on March 6, 1996 and ending September 30, 1996. As of September 30, 1996, 2,550,000 shares had been issued for $240,000. This agreement was terminated on September 30, 1996 and all unexercised options had been cancelled.

    The Company entered into a consulting agreement on August 29, 1996 with the consultant to provide professional corporate finance, financial public relations, management consulting and advisory services. The consultant was issued options to purchase the Company's common stock from August 29, 1996 through October 31, 1996. A total of 7,900,000 shares were optioned at prices of $.15 to $1.00 per share. At October 31, 1996, the Company received $60,000 and issued 400,000 shares of its common stock. At October 31, 1996, the consulting agreement had been terminated at the option of the Company and all unexercised stock options cancelled.

    During the year ended January 31, 1998, the Company issued shares of its common shares in non-cash transactions as follows:

                                      Number
                                        of                 Total
                Date                  shares               Value            Reason for issuance

                03/05/96              100,000            $  5,000           Consulting services

                03/05/96               50,000               2,500           Consulting services

                06/22/96              100,000              33,921           Acquisition of DTI Technology

                06/22/96               50,000              16,961           Acquisition of DTI Technology

                06/22/96              150,000              74,166           Acquisition of DTI Technology

                08/31/96               50,000              25,250           Legal services

                08/31/96               25,000               3,500           Consulting services

                01/31/97               500,000             13,750           Bonus

                01/31/97               150,000              4,125           Bonus
                                     ---------           --------

                                     1,175,000           $179,173
                                     =========           ========


    Of the above 1,175,000 shares issued, 800,000 were issued to officers of the Company.

    The Company sold 3,025,000 common shares during the year ended January 1997 for $328,125.

                                       SEMICON TOOLS, INC. AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS








7. Common stock and stock split (continued):

      During the year ended January 31, 1998, the Company issued the following shares:

                                        Number
                                          of                    Total
               Date                     shares                  Value            Reason for issuance

               05/07/97                  500,000            $      500           Consulting services

               11/27/97               10,000,000             5,416,151           Acquisition of subsidiary
                                                                                   Teik Tatt


8. Long-term debt:
                                                                            Long-term       Current
                                                            Rate           Portion        Portion      Maturity

        Note payable,Marine Midland      (a)                Prime       $   59,839    $   32,638        2001

        Note payable, shareholders       (b)                  15%             100,000                      2000

        Note payable, shareholder        (c)                  10%             184,434        36,849        2002

        Notes payable, bank (foreign)    (d)             1.75% to 2%
                                                       above bankers
                                                       base lender's
                                                            rates           1,720,895       126,806  undetermined
        Notes  payable, capital leases,
         bank, (foreign)                 (e)               Approx 8%        1,770,868     1,419,858        1999
                                                                           ----------    ----------

                                                                           $3,840,851    $1,616,151
                                                                           ==========    ==========


  (a) Note payable, Marine Midland, represents the drawdown of a $200,000 revolving line of credit as of January 31, 1998. The principal payment per month is 1/36 of the outstanding balance plus interest  at  prime.  The  note is  secured  by  accounts
         receivable,  inventory  and  equipment  currently  owned  by  the
         Company  as  well  as  a  guarentee  of  one  of  its   principal
         shareholders.

   (b) Note payable, shareholder, became due when the note to Citibank was paid in full. The sharehoder has wavied his demand right and the Company is currently negotiating terms for payment of the note.

    (c) On April 23, 1997, the Company renegotiated an existing loan with a certain shareholder resulting in a new obligation payable in monthly installments of $4,053 including interest at 10%.

    (d) The term loans are secured by a mortgage on the leasehold land and factory building of Teik Tatt Holding Co., SDN BHD, machinery of one of its subsidiaries and its property owned by a third party.

    (e) Certain fixed assets are pledged as collateral for the capital leases to the banks by both foreign subsidiaries.

                                       SEMICON TOOLS, INC. AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS







8.  Long-term debt (continued):

      The maturities of these loans are as follows:

                     January 31, 1999                            $1,616,151
                     January 31, 2000                               651,162
                     January 31, 2001                               208,978
                     January 31, 2002                               145,942
                     January 31, 2003                             2,834,769
                                                                 ----------

                                                                 $5,457,002
                                                                 ==========


9. Notes payable, banks:

      Bank  overdrafts  and  borrowings  for the foreign  subsidiary, Teik Tatt
       Holding  Co., in the amount of  $4,219,194  are secured in the amount of
      $4,978,287  by  leasehold  land and  factory  building  of the  Company, freehold  land and buildings of one of its  subsidiaries  and a property owned by a third party and the guarantee of all the directors. Interest is payable at 1% to 2% above banks base lending rates.


10. Acquisition of subsidiary, DTI Technology, SND BHD:

     On June 22, 1996, the Company acquired 100% of the assets of DTI Technology, SDN BHD, a Malaysian company formed on May 17, 1995, for a total cost of $125,048. The major shareholder of Semicon Tool Co., Inc. and Subsidiaries was also a major stockholder in DTI Technology, SDN BHD. Accordingly the accounts are recorded at their historical basis and their operations and cash flows have been included as if the acquisition had occurred on May 17, 1995. The Company issued 300,000 of its common shares to the shareholders of DTI Technology. The fair value being determined at $.42 per share was equal to the net asset value of the assets acquired. The condensed balance sheet of DTI Technology, SDN BHD at June 22, 1996 was as follows:

                                                   BALANCE SHEET

                                                      ASSETS

           Current assets                                             $112,003
           Property and equipment                                      312,997
                                                                       -------

              Total assets                                            $425,000
                                                                      ========


                                       LIABILITIES AND SHAREHOLDERS' EQUITY

           Current liabilities                                        $299,952
           Shareholders' equity                                        125,048
                                                                       =======
              Total liabilities and shareholders'
               equity                                                 $425,000
                                                                      ========

                                       SEMICON TOOLS, INC. AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS







10. Acquisition of subsidiary, DTI Technology, SDN BHD (continued):

     The results of operations for DTI for the period June 22, 1996 to January 31, 1997 resulted in a net profit of $2,314. For the year ended January 31, 1998, DTI had a net loss of $41,486.


11. Acquisition of subsidiary, Teik Tatt Holding Company, SDN BHD:

       On November 27, 1997, the Company purchased 100% of the outstanding common shares of Teik Tatt Holding Co., SDN BHD as a transaction to be accounted for as a purchase. The Company issued 10,000,000 shares of its common shares pursuant to the acquisition. The stock will be valued at the net book value of assets acquired at historical cost.

       Teik Tatt Holding Co., SDN BHD, founded in 1979, is a manufacturer of rope, yarn, twine and high quality rubber bands. Teik Tatt Holding Co., SDN BHD recycles plastics and non ferrous metals from cable and precious metals from electronic components and circuit boards obtained from obsolete computers.

       As a result of this acquisition, the shareholder of Teik Tatt Holding Co., SDN BHD owns approximately 50% of the outstanding shares of the Company.

       The assets acquired and the liabilities assumed (unaudited) as of November 27, 1997, the date of the financial statements, are as follows:


                    Current assets                                 $16,998,597
                    Noncurrent assets                               11,954,944
                                                                    ----------
                                                                   $28,953,541
                                                                   ===========

                    Current liabilities                            $17,086,081
                    Long-term debt                                   5,243,317
                                                                     ---------
                                                                    22,329,398
                                                                    ----------

                    Common stock                                     2,597,456
                    Retained earnings                                4,026,687
                                                                     ---------
                                                                     6,624,143
                                                                     ---------

                                                                   $28,953,541
                                                                   ===========


12. Income taxes:

      Asof January 31, 1997 the Company had net operating loss carryovers of approximately $1,780,000 expiring in various years through 2008.

      Effective February 1, 1993, the Company adopted Statement of Financial
        Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), the cumulative effect of which was not material to the consolidated financial statements and is therefore not presented separately. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax

                                       SEMICON TOOLS, INC. AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






12.  Income taxes (continued):

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

      Provision for income taxes (benefit):
                                                        1998              1997
                                                        ----              ----

            Current                                 $ 58,718           $ 31,250
            Deferred                               ( 179,218)         ( 125,000)
                                                    --------           --------
                 Total benefit                     ($120,500)         ($ 93,750)
                                                    ========           ========


      A reconciliation of the income tax provision at the federal statutory rate to the income tax provision at the effective tax rate is as follows

                                                             1998        1997
                                                             ----        ----
            Income tax computed at the
              federal statutory rates                     $ 44,968     $ 24,128
            State tax (net of federal benefit)              13,750        7,122
            Net operating loss carryforward              ( 179,218)   ( 125,000)
                                                          --------     --------

            Provision (credit) for income taxes          ($120,500)   ($ 93,750)
                                                          ========     ========


      The components of deferred tax assets and liabilities consist of the following:

            Deferred tax asset:

              Net operating loss carryforward             $480,000     $538,750
                                                          --------     --------

                 Total deferred tax asset                  480,000      538,750

                 Valuation allowance                       265,750    ( 445,000)
                                                          --------     --------

                                                          $214,250     $ 93,750
                                                          ========     ========


      The foreign subsidiary, Teik Tatt Holding Co., SDN BHD, is required to maintain a statutory reserve of 5% of the profit after taxation in accordance with the Foreign Investment Law until such reserve equals 10% of the legal capital. The reserve is non-distributable under Malaysian law.

                                       SEMICON TOOLS, INC. AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS







12.  Income taxes (continued):

       The Company has made adjustments to eliminate the tax provisions for foreign earnings since said earnings are undistributed and will be permanently invested. The cumulative amounts of foreign undistributed earnings are $378,580 at January 31, 1998


13. Principal products and segmentation of sales:

      The disposable tools sold by the Company include dicing blades and scribes, which are components of precision electronic saws and scribes used to cut silicon wafers, porcelain and ceramic molds and dressers used for the shaping and forming of grinding wheels in the machine tool industry. Industrial ceramic products and clean room supplies are among the Company's products.

        Financial information relating to industry segments and classes of products:

                                                                                  January 31,         January 31,
                                                                                      1998                1997
           Sales to customers:
            Industry A: Semicon Tools, Inc. and
          DTI Technologies, SDN BHD
               Diamond tools                                                      $   554,695          $  531,039
               Miscellaneous hardware and
                other products                                                         82,737              56,200
            Industry B: East Coast Sales, Inc.
               Ceramics                                                             1,225,248             924,733
               Clean room supplies                                                     40,888               5,582
               Other products                                                          28,038              85,276
            Industry C:  Teik Tatt, SDN BHD
               Metal                                                                3,231,766
               Rubber bands                                                           505,205
               Resins                                                                 137,574
               Ropes                                                                2,002,229
                                                                                  -----------

                                                                                  $ 7,808,380          $1,602,830
                                                                                  ===========          ==========

         Operating profit or loss:
            Industry A:  Semicon Tools, Inc. and
              DTI Technologies, SDN BHD                                         ($   279,395)        ($  160,458)
            Industry B:  East Coast Sales, Inc.                                       409,901             280,360
            Industry C:  Teik Tatt, SDN BHD                                           378,580
                                                                                  -----------
                                                                                  $   509,086          $  119,902
                                                                                  ===========          ==========
         Identifiable assets:
            Industry A:  Semicon Tools, Inc. and
              DTI Technologies, SDN BHD                                           $   719,554          $  683,878
            Industry B:  East Coast Sales, Inc.                                       397,069             511,309
            Industry C:  Teik Tatt, SDN BHD                                        29,243,510
                                                                                  -----------

                                                                                  $30,360,133          $1,195,187
                                                                                  ===========          ==========



                                       SEMICON TOOLS, INC. AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS








13.     Principal products and segmentation of sales (continued):

        Six customers accounted for approximately 49% or $772,995 and of which two customers accounted for 34% or $542,722 of consolidated revenues in 1997.

        For the year ended January 31, 1998, there were no customers whose sales amounted to 10% of the gross consolidated sales.

        Foreign and domestic operations and export sales:

                                                                                  January 31,         January 31,
                                                                                     1998                1997
           Sales to customers:
              United States                                                       $ 1,178,588          $1,100,133
              Far East                                                              5,105,570             162,045
              Europe                                                                  271,928              63,607
              Canada                                                                  541,079             277,045
              Other                                                                   711,215
                                                                                  -----------

                                                                                  $ 7,808,380          $1,602,830
                                                                                  ===========          ==========

           Operating profit:
              United States                                                       $    95,623          $   77,625
              Far East                                                                224,632        (    17,867)
              Europe                                                                   14,248        (    16,729)
              Canada                                                                  129,465              76,873
              Other                                                                    45,118
                                                                                  -----------

                                                                                  $   509,086          $  119,902
                                                                                  ===========          ==========


           Identifiable assets:
              United States                                                       $   671,459          $  590,057
              Far East                                                             24,647,849             432,763
              Europe                                                                1,320,995              36,786
              Canada                                                                  186,268             135,581
              Other                                                                 3,533,562
                                                                                  -----------

                                                                                  $30,360,133          $1,195,187
                                                                                  ===========          ==========



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

                                       SEMICON TOOLS, INC. AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS








15. Employment agreements:

       On May 1, 1996, the Company entered into employment agreements with its President and Vice President. The term of the agreements covers a five year period expiring January 31, 2001. Compensation is set at a base of
       $100,000   and  $75,000   for  the   President   and  Vice   President,
       respectively, with each getting a bonus of 5% of consolidated net income over the consolidated net income from the previous years. Each employee also received 1,000,000 stock options at $.25 and 1,000,000 stock options at $.10. The options were not part of the 1997 Non-statutory Stock Option Plan effectuated March 25, 1997. As of January 31, 1998, none of these options had been exercised.


16. Subsequent events:

       On February 9, 1998, the Company entered into a consulting agreement for the period February 9, 1998 to December 31, 1999. The consultant will assist Semicon Tools, Inc. in strategic planning, corporate planning, merger and acquisition and divestitive advice. In consideration for the consulting services Semicon will grant an option to purchase 1,200,000 shares of the common stock of Semicon Tools, Inc. at a price of $.50 per share for a period of two years commencing four months from the date of the signing. The shares underlying these options will be registered under the Securities Act of 1933. The consultant is also entitled to a finders fee in the event the consultant first introduces a potential acquisition to the Company and such acquisition is ultimately consummated. The agreement calls for a payout based on the amounts expended for such acquisition.

       Also on February 9, 1998, the Company entered into a consulting agreement for the period February 9, 1998 to December 31, 1998. The consultant will assist Semicon Tools, Inc. in strategic planning, corporate planning, merger and acquisition and divestiture advice. In consideration for the consulting agreement Semicon will grant an option to purchase 100,000 shares of common stock of Semicon Tools, Inc. at a price of $.50 per share for a period of two years commencing four months from the date of the signing of this agreement. The shares underlying these options will be registered under the Securities Act of 1933. The consultant is also entitled to a finders fee in the event the consultant first introduces a potential acquisition to the Company and such acquisition is ultimately consummated. The agreement calls for a payout based on the amounts expended for such acquisition.

       On February 18, 1998, the Company entered into a agreement with a consultant to provide the Company with a public relations program. The term of the agreement is from February 19, 1998 to August 18, 1998, a six month period. The agreement can be cancelled anytime after the first 90 days and calls for a monthly fee of $2,500 plus out of pocket costs not to exceed $2,000.

                                       SEMICON TOOLS, INC. AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS







16.  Subsequent events (continued):

        On February 2, 1998, the Company issued 150,000 shares of common stock to three different parties pursuant to the Company's 1997 Non-statuary Stock Option Plan. The Company received a total of $7,500 from this transaction. On April 7, 1998, the Company issued an additional 25,000 shares under the same plan for proceeds of $1,250.



17. Computation of earnings per share:

                                                   1998              1997
                                                   ----              ----

              Weighted average number of
               common shares outstanding        $11,523,321       $7,458,116
              Assumed conversion of
               stock options                      1,335,615        1,512,329
                                                -----------       ----------

              Weighted average number of
               common shares outstanding        $12,858,936       $8,970,445
                                                ===========       ==========




18. Common stock options outstanding:

        Summary of options outstanding are as follows:

                                                                                      Exercise         Expiration
                                                     Date               Amount          Price              Date

        Eugene Pian, Officer                       05/01/96         $1,000,000            $.25           05/01/01
        Craig Pian, Officer                        05/01/96          1,000,000             .25           05/01/01
        Eugene Pian, Officer                       02/13/97          1,000,000             .10           05/01/01
        Craig Pian, Officer                        02/13/97          1,000,000             .10           05/01/01

        Consultant                                 11/10/97             50,000             .05           11/10/99
        Consultant                                 11/27/97            500,000             .10           11/27/98
        Consultant                                 01/01/98            100,000             .50           01/01/00
        Employee                                   11/05/97             25,000             .05           11/05/99
        Employee                                   11/05/97             25,000             .05           11/05/99
        Professional services                      11/06/97             35,000             .05           11/06/99
        Professional services                      11/06/97             15,000             .05           11/06/99



       On March 25, 1997, the Company effectuated a Non-statutory Stock Option Plan for the purpose of advancing the interests of the Company and its stockholders by helping the Company obtain and retain the services of key management employees, officers, directors and consultants. The Plan will be administered by the Non-statutory Stock Option Committee of the

                                       SEMICON TOOLS, INC. AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS









18. Common stock options outstanding (continued):

       Board of Directors of the Company. The committee has full authority and discretion to determine the eligible participants to be granted the options, the date of issuance, exercise price and expiration date. The total number of shares set aside for the Plan is 6,500,000. As of January 31, 1998, 750,000 options had been issued under the Plan, of which 75,000 had been exercised by April 1998.

       The Company has elected to continue use of the methods of accounting described by APB-25 "Accounting for Stock Issued to Employees" which is based on the intrinsic value of equity instruments and has not adopted the principles of SFAS-123 "Accounting for Stock Based Compensation" effective for fiscal year beginning after December 15, 1995, which is based on fair value. There is no significant difference between compensation cost recognized by APB-25 and the fair value method of SFAS-123. The Company has not recognized compensation on the granting of options or warrants to employees and consultants since the fair value of warrants or options is the same as or less than the exercise price.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                  None.


                                                     PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

                  The following table sets forth certain information concerning the current directors and executive officers of the Company, who will serve for one year or until their respective successors are elected and have qualified:

NAME                          AGE                        POSITION

Eugene J. Pian                 58                        President, Chief
                                                         Executive Officer
                                                         & Director

Craig Pian                     36                        Executive Vice
                                                         President, Treasurer
                                                         & Director

Francine Pian                  38                        Secretary & Director

                  Craig and Francine Pian are the children of Eugene Pian. Eugene J. Pian. Mr. Pian has been President of the
Company since April 1987. He was President of East Cost Sales since its inception in 1975 until its acquisition by the Company in January 1990. From 1969 to 1975, he was Division Manager of Consolidated Refining Company, where he was responsible for organizing a division manufacturing the materials necessary to plate and stamp semiconductor materials and supervising all sales and manufacturing. From 1960 to 1969, he was Vice President of Semi Alloys, Inc., where he was responsible for the manufacture and sale of fabricated metal products to the semiconductor industry.


                  Craig Pian. Mr. Pian has been Executive Vice President and Treasurer of the Company since February 1, 1995. He has been employed by the Company since April 1987. Mr. Pian has been involved with all aspects of the Company's diamond cutting tool and ceramic operations as well as general the Company's United States manufacturing, sales and administrative operations. Mr. Pian graduated Manhattan College with a Bachelor of Science Degree in Business.

                  Francine Pian. Ms. Pian has been Secretary of the Company since 1996. She has been employed by the Company since
1987.

Significant Employees

                  Tan Khay Swee. Mr. Swee, age 36, has been Chief Executive Officer of TTH since 1992 and is responsible for overseeing all operations of TTH. He received a Business
Management certificate from Stamford College, Malaysia in 1986.

                  Tan Khay Hock. Mr. Hock, age 31, is the Sales Director of TTH and is responsible for the marketing and sales activities of all products manufactured by TTH. He received a Diploma in Business Administration from Stanford College in 1990, and has more than ten years' experience in the manufacturing of plastic ropes.

                  Tan Loo Hung. Ms. Hung, age 33, is the Finance Director of TTH responsible for its Administration and Finance Departments.
She has more than eight years' experience in the manufacturing of plastic rope.

                  Ooi Choon Huat. Mr. Huat, age 58, is the Sales Manager of TTH and is responsible for the overall sales and marketing activities of all products manufactured by TTH. He has worked for TTH for more than 20 years and has vast experience and contacts in the Malaysian market.

                  Chin Choon Fah. Mr. Fah, age 27, is TTH's Technical Manager, in charge of the trade operations of its plastic and metal recycling business. From 1994 to 1996, he worked as a technical service engineer for the Titan Group. He received a Diploma in Science from Linton Institute of Technology in 1990.

                  Dr. Loo Seow Pin. Dr. Pin, age 51, has been General Manager (Manufacturing) of Teik Siang since 1997. He obtained his Bachelors and Masters Degrees in engineering from Canterbury University, New Zealand and his Doctor of Science from Pacific
Western University, United States. Over the last 20 years, he worked for Rheem Hyme (M) Bhd. as a production manager, for Leader Cable Sdn. Bhd. as a project manager, for Malaysia Aica (M) Bhd. as a group production manager and for Wellington Polytechnic, New
Zealand as a senior lecturer.

                  Loh Mooi Kooi. Ms. Kooi, age 29, Group Accounts Manager, joined the Company in 1994 and is responsible for overseeing the accounting and costing departments of TTH and its subsidiaries. She passed the Chartered Institute of Management Accountants Examination (CIMA) in 1994 and in 1997 she attained CIMA Associate Accountant Membership. She is currently pursuing a Masters in Business Administration from Strathlyde University, Scotland by distance learning.

Compliance with Section 16(a) of the Securities Exchange Act of
1934

                  The  Company  does not have any  securities  registered  under
Section 12 of the Securities Exchange Act of 1934 Commission and, accordingly, compliance with Section 16(a) thereof is not required or applicable.


Item 10.  Executive Compensation.

Employment Agreements.

                  Mr. Eugene Pian, the Company's President,  serves under a five
(5) year employment agreement dated May 1, 1996 providing for (a) a base annual salary of $100,000 plus annual increases as determined by the Board of Directors, but in no event less than the increase in the Consumer Price Index over the preceding calendar year, (b) a bonus equal to five percent (5%) of any increase in the Company's consolidated net income and (c) an automobile allowance of $500 per month or use of a Company car. Under the Agreement, Mr. Pian was granted five (5) year options to purchase 1,000,000 shares of the Company's Common stock at $.25 per share and 1,000,000 shares at $.10 per share. He may demand registration by the Company under the Securities Act of all or any part of the option shares as to which stock options have been exercised and may piggyback any other shares which he owns.

                  Mr. Craig Pian, the Company's Executive Vice President and Treasurer, serves under a five (5) year employment agreement dated May 1, 1996 providing for (a) a base annual salary of $75,000 plus annual increases as determined by the Board of Directors, but in no event less than the increase in the Consumer Price Index over the preceding calendar year, (b) a bonus equal to five percent (5%) of any increase in the Company's consolidated net income, (c) an automobile allowance of $500 per month or use of a Company car and (d) a one-time signing bonus of $25,000. Under the Agreement, Mr. Pian was granted five (5) year options to purchase 1,000,000 shares of the Company's Common stock at $.25 per share and 1,000,000 shares at $.10 per share. He may demand registration by the Company under the Securities Act of all or any part of the option shares as to which stock options have been exercised and may piggyback any other shares which he owns.

Director Compensation

                  Directors do not receive compensation for their services as directors, but may be reimbursed for expenses incurred for attendance at meetings of the Board of Directors.

Summary Compensation

                  The following Summary Compensation Table reflects certain information for the Company's Chief Executive Officer and the Company's executive officers who had total annual salary and bonus for any of the last three fiscal years exceeding $100,000.

                              Summary Compensation Table


                                                                                                                Long Term
                                 Annual Compensation                                                          Compensation



                                                                                       Other                 Securities
           Name and                                                                    Annual                 Underlying
           Principal                                  Salary       Bonus               Comp. (1)                Options/
           Position                   Year              ($)         ($)                   ($)                  SARs (#)
           ---------                  ----            ------       -----               ---------               --------


Eugene Pian, Chief                    1997        101,662          51,868                  -                    1,000,000
Executive                             1996         92,784            -                     -                    1,000,000
Officer                               1995         82,659            -                     -                        -

Craig Pian,                           1997         73,648          26,868               28,317                  1,000,000
Executive Vice                                                                                                      -
President and
Treasurer



(1) Excludes perquisites and other benefits, unless the aggregate amount of such compensation is at least the lesser of either $50,000 or 10% of the total annual salary and bonus reported for the named executive officer.

                  Options/SAR Grant Table: The following information is provided for the Company's executive officers:

                             OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                    Individual Grants

                          Number of        % of Total
                          Securities       Options/SARs    Exercise
                          Underlying       Granted to      or Base
                          Options/SARs     Employees in     Price    Expiration
         Name             Granted (#)      Fiscal Year     ($/Sh)       Date


Eugene Pian,               1,000,000         48.5%          $.10      1/31/01
Chief
Executive
Officer

Craig Pian                 1,000,000         48.5%          $.10      1/31/01



Item 11.          Security Ownership of Certain Beneficial Owners and
                  Management.

                  The following table sets forth certain information as to the number of shares of the Company's Common Stock deemed to be owned beneficially by each person known by the Registrant to be deemed to be the beneficial owner of more than 5% of the outstanding Common Stock, each of its executive officers and directors, and all of its executive officers and directors as a group, at March 31, 1998. Except as indicated in the footnotes to this table, the Company believes that the named persons have sole voting power with respect to the shares indicated:


Name and Address of             Position            Number          Percentage
Beneficial Owner                with Company      of Shares          of Class
Eugene J. Pian                  President and     5,126,113(1)         22%
c/o Semicon Tools, Inc.          Director
554 North State Road
Briarcliff Manor, NY 10510

Craig Pian                       Executive Vice   2,550,333(2)         12
c/o Semicon Tools, Inc.          President,
554 North State Road             Treasurer and
Briarcliff Manor, NY 10510       Director

Francine Pian                    Secretary          323,500             2
c/o Semicon Tools, Inc.          and Director
554 North State Road
Briarcliff Manor, NY 10510

All Directors and Executive                       7,999,946(3)         31
Officers as a Group
(3 Persons)

Tan Khay Swee                                    10,000,000            50
c/o Teik Tatt Holding Co.
  (1979) Sdn. Bhd.
Lot 1774, Lorong Mak Mandin 6
Mak Mandin Industrial Estate
13400 Butterworth, Penang
Malaysia


(1) Includes currently exercisable options to purchase 2,000,000 shares of Common Stock, and 1,552,613 shares of Common Stock held under voting trusts. Each Voting Trust terminates when the shareholder sells his stock.

(2) Includes currently exercisable options to purchase 2,000,000 shares of Common Stock.

(3) Includes currently exercisable options to purchase 4,000,000 shares of Common Stock.

Item 12.  Certain Relationships and Related Transactions.

                                                        N/A

Item 13.          Exhibits and Reports on Form 8-K.

                  (a)      Index of Exhibits.

                                      Exhibit                             Page

                           3(a)       Articles of Incorporation1
                           3(b)       By-Laws1
                           3(c)       Amendment to Articles of
                                      Incorporation2
                           10(a)      Agreement of Merger with
                                      Semicon Tools, Inc., a
                                      New York Corporation2
                           10(b)      Articles of Merger2
                           10(c)      Certificate of Merger2
                           10(d)      Patent License1
                           10(e)      Patent No. 4,219.0041
                           10(f)      License Agreement with Bookuk
                                      Industry Company, Ltd.1
                           10(i)      Thermode/Synthrode Supplier
                                      Agreement1
                           10(j)      East Coast Sales Acquisition
                                      Agreement3
                           10(k)      $300,000 Promissory Note3
                           10(l)      Amendment to East Coast Sales
                                      Acquisition Agreement4
                           10(m)      Teik Tatt Holding Co. (1979)
                                      Sdn. Bhd. Acquisition Agreement5
                           16         The required letter from the
                                      former accountants6
                           21         List of Subsidiaries
                           27         Financial Data Schedule



                           1. Incorporated by Reference from Registrant's Registration Statement on Form S-18 declared effective on June 8, 1988.

                           2. Incorporated by Reference from Registrant's Form 8-K Report dated May 19, 1987.

                           3. Incorporated by Reference from Registrant's Form 8-K Report dated February 19, 1990.

                           4. Incorporated by Reference from Registrant's Form 10-K Report for the year ended January 31, 1991.

                           5. Incorporated by Reference from Registrant's Form 8-K Report Dated December 9, 1997.

                           6. Incorporated by Reference from Registrant's Form 8-K Report dated January 29, 1993.

                  (b)      Reports on Form 8-K.

                           A Report on Form 8-K was filed on December 9, 1997, reporting the acquisition of all of the issued and outstanding capital stock of Teik Tatt Holding Co.
                           (1979) Sdn. Bhd. and the related change in control of the Company.

                                   Supplemental Information to be Furnished With
                                      Reports Filed Pursuant to Section 15(d)
                                   of the Exchange Act By Non-reporting Issuers

                   (1) No annual report to security holders covering the registrant's last fiscal year was sent to security holders; and

                   (2) No proxy statement, form of proxy or other proxy soliciting, material has been sent to more than ten of the registrant's security holders with respect to any annual or other meeting of security holders.

                                                    SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                          SEMICON TOOLS, INC.
                                                             (Registrant)


                                                   By  /s/ Eugene J. Pian
                                                       Eugene J. Pian, President
                                                       Date:  April 30, 1998



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                                            /s/ Eugene J. Pian
                                                Eugene J. Pian
                                                 Director

                                                 Date:  April 30, 1998


                                             /s/ Craig A. Pian
                                                 Craig A. Pian
                                                  Director

                                                  Date:  April 30, 1998


                                             /s/ Francine Pian
                                                 Francine Pian
                                                 Director

                                                 Date:  April 30, 1998

                                                    EXHIBIT 21


                                                  Subsidiaries of
                                                Semicon Tools, Inc.



  Name of                                           State/Jurisdiction
Subsidiary                                          of Incorporation

East Coast Sales Company, Inc.                        Connecticut


DTI Technology, Sdn. Bhd.                             Malaysia


Teik Tatt Holding Company, Sdn. Bhd.                  Malaysia

Teik Siang Industries Sdn. Bhd.*                      Malaysia


Teik Tatt Industries (Vietnam) Co., Ltd.*             Vietnam








*Subsidiaries of Teik Tatt Holding Company, Sdn. Bhd.
A:\MTP3322