Form 10QSB
period 1998-04-30
SEMICON TOOLS INC /NV/
filed 1998-06-12
CIK 794998

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 10-QSB

              (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the quarterly period ended    April 30, 1998

                                       or

              ( )     Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1939

                      For the transition period from              to


Commission File Number:  33-5820-LA




                               SEMICON TOOLS, INC.
       (Exact name of small business issuer as specified in its charter)




          Nevada                                77-0082545
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)             Identification Number)


             554 North State Road, Briarcliff Manor, New York 10510

                    (Address of principal executive offices)


Issuer's telephone number, including area code:           (914) 923-5000
                                                        -----------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                  Yes X   No


Indicate the number of Shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.


            Class                             Outstanding at April 30, 1998

Common Stock, par value $.001
 per share                                               20,042,500

                                      INDEX


Part I.   Financial Information


   Item 1.  Condensed consolidated financial statements:

         Balance sheet as of April 30, 1998                             F-2

         Statement of income for the three months ended
           April 30, 1998 and 1997                                      F-3

         Statement of cash flows for the three months ended
           April 30, 1998 and 1997                                      F-4

         Notes to condensed consolidated financial statements        F-5 - F-13


   Item 2.  Management's discussion and analysis of
                 financial condition



Part II.  Other information


   Signatures

                      SEMICON TOOLS, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED BALANCE SHEET - APRIL 30, 1998
                                   (UNAUDITED)




                                     ASSETS

Current assets:
  Cash                                                          $   435,307
  Cash, fixed deposits with bank                                    921,053
  Accounts receivable, less allowance
   for doubtful accounts of $7,500                               11,832,888
  Inventory                                                       6,001,319
  Prepaid expenses and other assets                                 607,648
  Deferred tax asset, current portion                                64,693
                                                                 -----------

    Total current assets                                         19,862,908
                                                                 ----------

Property and equipment                                           12,666,912
                                                                 ----------

Other assets:
   Security deposits                                                 9,249
   Goodwill, net of amortization                                    98,042
   Deferred tax asset, net of current portion                      129,386
                                                                -----------

                                                                   236,677
                                                                -----------

                                                               $32,766,497
                                                               ===========



                      LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
  Current portion of long-term debt                           $ 1,391,810
  Notes payable, bank                                           6,061,251
  Notes payable, other                                          9,939,944
  Accounts payable                                              1,841,288
  Accrued expense and payroll taxes payable                     1,140,113
  Income taxes payable                                            205,803
                                                               -----------

    Total current liabilities                                  20,580,209
                                                               ----------

Long-term debt, net of current portion                          3,554,535
                                                              -----------

Commitments and contingencies

Shareholders' equity:
  Common stock par value $.001; 100,000,000
   shares authorized; 20,042,500 shares issued and
   outstanding                                                    20,043
  Additional paid in capital                                   9,140,664
  Currency translation adjustment                           (    113,131)
  Retained earnings (deficit)                               (    415,823)
                                                              -----------

                                                               8,631,753
                                                               ---------

                                                             $32,766,497
                                                             ===========




     See notes to condensed consolidated financial statements.
                                                                            F-2

                      SEMICON TOOLS, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME

                   THREE MONTHS ENDED APRIL 30, 1998 AND 1997
                                   (UNAUDITED)

















                                                                                       1998               1997
                                                                                       ----               ----

Net sales                                                                          $ 9,265,060        $   422,603

Cost of sales                                                                        7,283,734            125,236
                                                                                   -----------        -----------

Gross profit                                                                         1,981,326            297,367

Selling, general and
 administrative expenses                                                               421,206            241,720
                                                                                   -----------        -----------

Income from operations                                                               1,560,120             55,647

Other charge, interest expense                                                         805,536              9,825
                                                                                   -----------        -----------

Income before income taxes                                                             754,584             45,822

Deferred income tax expense                                                             20,171             12,495
                                                                                   -----------        -----------

Net income                                                                         $   734,413        $    33,327
                                                                                   ===========        ===========

Income per common share                                                            $      .031        $      .003
                                                                                   ===========       ============

Weighted average number of common shares
 outstanding                                                                        23,279,000         11,367,500
                                                                                   ===========        ===========



















     See notes to condensed consolidated financial statements.
                                                                           F-3

                      SEMICON TOOLS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                   THREE MONTHS ENDED APRIL 30, 1998 AND 1997
                                   (UNAUDITED)







                                                                                        1998              1997
                                                                                        ----              ----

Operating activities:
  Net income                                                                        $  734,413           $ 33,327
  Adjustments to reconcile net income to
   cash provided from operating activities:
     Depreciation and amortization                                                     218,194             10,311
     Changes in other operating assets and
      liabilities:
        Accounts receivable                                                       ( 2,594,412)         (   7,339)
        Inventories                                                                   741,387          (  13,390)
        Prepaid expenses and other current assets                                      22,958             28,259
        Accounts payable, accrued expenses and
         payroll taxes payable                                                    (   296,336)         (   9,413)
                                                                                   ----------           --------

        Net cash provided by (used in) operating
         activities                                                               ( 1,173,796)             41,755
                                                                                   ----------            --------

Investing activities:
  Decrease in other assets                                                             23,995             12,495
  Purchase of property and equipment                                              (   538,268)         (   5,212)
                                                                                   ----------           --------

        Net cash provided by (used in) investing
         activities                                                               (   514,273)              7,283
                                                                                   ----------            --------

Financing activities:
  Proceeds from financing                                                           1,985,001
  Proceeds from issuance of common stock                                                8,750
  Decrease in notes payable, shareholders'                                                             (  84,668)
  Payment of debt                                                                 (   713,657)         (   8,245)
                                                                                   ----------           --------

        Net cash provided by (used in) financing
         activities                                                                 1,280,094          (  92,913)
                                                                                    ----------          --------

Effect of exchange rate changes on cash and
 cash equivalents                                                                     471,869

Net increase (decrease) in cash                                                        63,894          (  43,875)

Cash, beginning of period                                                             371,413             116,334
                                                                                    ----------           --------

Cash, end of period                                                                $  435,307            $ 72,459
                                                                                    ==========           ========

Supplemental disclosure:
  Cash paid during the period for:
    Interest                                                                        $  790,536           $      0
                                                                                    ==========           ========
    Income taxes                                                                    $        0           $      0
                                                                                    ==========           ========






     See notes to condensed consolidated financial statements.
                                                                           F-4

                      SEMICON TOOLS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS







1. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three months ended is not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended January 31, 1998 included in its Annual Report filed on Form 10-KSB.


2. Organization of the Company:

        Semicon Tools, Inc. (the "Company"), a Nevada corporation, is primarily in the business of selling small precision disposable diamond and other base material tools used to cut and separate electronic components and devices. In addition, it has three subsidiaries with their own product lines.

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

        The Company's  wholly-owned  subsidiary,  DTI  Technology,  SDN BHD is a
         Malaysian corporation which manufactures a product line similar to that of Semicon Tools, Inc. Semicon Tools, Inc. acquired the assets of DTI Technology, SDN BHD on June 22, 1996. The total cost of the acquisition, $125,048, was paid for by the issuance of 300,000 shares of the Company's $.001 par value common stock with a negotiated fair value of $.42 per share.

        The Company's other wholly-owned subsidiary,  Teik Tatt Holding Co., SDN
         BHD, a Malaysian corporation, manufactures rubber bands, plastic ropes and recycles plastic and metal from wire cable, electronic devices and circuit broads. In November 1997, The Company issued 10,000,000 shares of unregistered common shares in exchange for 100% of the outstanding shares of Teik Tatt Holding Co., SDN BHD, the value of the shares being the net book value of the acquired Company of $6,560,040 or approximately $.66 per share. The acquisition was accounted for as a purchase.

                      SEMICON TOOLS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS







3. Summary of significant accounting policies:

        Principles of consolidation:
         The consolidated financial statements of Semicon Tools, Inc. and subsidiaries include all the accounts of Semicon Tools, Inc., East Coast Sales Company, DTI Technology, SDN BHD and Teik Tatt Holding Co., SDN BHD after elimination of all significant intercompany transactions and its subsidiaries accounts. The financial statements give retroactive effect to the acquisition of DTI Technology, SDN BHD which has been accounted for as an acquisition as if in a pooling of interest method at historical cost of the assets acquired.



4. Property and equipment:

        Major classifications of property and equipment are as follows:

                                                                    April 30,
                                                                      1998
                                                                      ----


        Land                                                     $   355,184
        Buildings and improvements                                 2,523,300
        Manufacturing equipment                                   12,236,860
        Office equipment                                             565,348
        Automotive equipment                                         177,662
                                                                  -----------
                                                                  15,858,354
        Less accumulated depreciation                              3,191,442
                                                                  ----------

                                                                 $12,666,912
                                                                 ===========


5.      Goodwill:

        On January 26, 1990, the Company acquired East Coast Sales Company (its wholly-owned subsidiary) for a cost of $309,000. The purchase price exceeded the fair value of the assets by $134,281 which amount was assigned to goodwill, and is being amortized on a straight-line basis over forty years. Accumulated amortization of goodwill aggregated $36,239 as of April 30, 1998.


6. Commitments and contingencies:

        In November 1995 the Company moved its operations and was obligated under a lease agreement for office and manufacturing facilities. This lease, which expired on May 31, 1998, required the following future minimum rental payments:


                           April 30, 1998                            $3,543
                                                                     ------

                      SEMICON TOOLS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS











6.      Commitments and contingencies (continued):


        Rental expense for the period ended April 30, 1998 and 1997 amounted to $9,641.

        In April  1998,  the  Company  moved  its  New  York  operations  and is currently obligated under a lease agreement with a related party which expires on April 30, 2013. Annual rent expense is as follows: $60,000 for each of the first five years, $66,000 for each of the second five years and $72,000 for each of the final five years. The Company is also obligated for insurance and the increase in real estate taxes over the base year as stipulated in the lease. The Company also paid two months rent at $3,000 per month to an outside party for the same premises before the property was purchased by the related party. This lease requires the following future minimum rental payments:





                           April 30, 1999                      $ 60,000
                           April 30, 2000                        60,000
                           April 30, 2001                        60,000
                           April 30, 2002                        60,000
                           April 30, 2003                        60,000
                           Thereafter                           690,000
                                                               --------

                                                               $990,000
                                                               ========





        The Company also leases three vehicles under operating leases with terms expiring through 1998. Total lease expense was $8,133 and $7,838 for the period ended April 30, 1998 and 1997, respectively.

        The  Company  has  entered  into  written  sales   agreements  with  two
         employees. The agreements are on a year to year basis and call for the payment of commissions, varying from 1 to 4 percent, on the sale of selected products.

                      SEMICON TOOLS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS











7. Common stock:

        During the three months ended April 30, 1998, the Company issued 175,000 shares of its common shares with net proceeds of $8,750 upon the exercise of certain common stock purchase options.




8. Long-term debt:


                                                                            Long-term       Current
                                                              Rate           Portion        Portion      Maturity



        Note payable, Bank of New York   (a)              Prime + 1%       $   19,767    $    8,233        2001

        Note payable, shareholder        (b)                  15%             100,000                      2000

        Note payable, shareholder        (c)                  10%              95,015        37,779        2002

        Notes payable, bank (foreign)    (d)             1.75% to 2%
                                                       above bankers
                                                       base lender's
                                                            rates           1,688,305       126,806  undetermined
        Notes  payable, capital leases,
         bank, (foreign)                 (e)               Approx 8%        1,651,448     1,218,992        1999
                                                                           ----------    ----------

                                                                           $3,554,535    $1,391,810
                                                                           ==========    ==========




        (a)    Note   payable,   Bank  of  New  York,   is  payable  in  monthly
               installments of $686, excluding interest. Machinery and equipment with a cost of $33,000 is pledged as collateral on this note.

        (b) Note payable, shareholder, became due when the note to Citibank was paid in full in 1997. The shareholder has waived his demand right and the Company is currently negotiating terms for payment of the note.

                      SEMICON TOOLS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS








8.      Long-term debt (continued):


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

        (e) Certain fixed assets are pledged as collateral for the capital leases to the banks by both foreign subsidiaries.


        The maturities of these loans are as follows:


                           April 30, 1999                     $1,391,810
                           April 30, 2000                      1,311,602
                           April 30, 2001                      1,174,764
                           April 30, 2002                      1,068,169
                                                               ----------

                                                              $4,946,345
                                                              ==========


9. Notes payable, banks:

        Bank overdrafts and  borrowings  for the foreign  subsidiary,  Teik Tatt
         Holding Co., in the amount of $6,061,251 are secured in the amount of $5,479,578 by leasehold land and factory building of the Company, freehold land and buildings of one of its subsidiaries and a property owned by a third party and the guarantee of all the directors. Interest is payable at 1% to 2% above the banks' base lending rates.

        The Company also has an outstanding  line of credit with the Bank of New
         York for $175,000 at April 30, 1998. The loan is secured by the personal guarantee of one of the Company's major shareholders and the assets of Semicon Tools, Inc.


10. Income taxes:

        Effective February 1, 1993, the Company adopted Statement of Financial
         Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), the cumulative effect of which was not material to the consolidated financial statements and is therefore not presented separately. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax

                      SEMICON TOOLS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS






10.  Income taxes (continued):

         consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date; this effect was immaterial for the periods ending April 30, 1998 and 1997. The deferred tax asset less the deferred tax liabilities has been reduced by a valuation allowance equal to the net tax benefit in excess of the estimated taxable profits over the next three years.


        Provision for income taxes (benefit):
                                                                                        1998               1997

                                                                                        ----               ----

                    Current                                                           $     0            $     0
                    Deferred                                                           20,171             12,495
                                                                                      -------            -------

                      Total expense                                                   $20,171            $12,495
                                                                                      =======            =======



        Areconciliation of the income tax expense provision at the federal statutory rate to the income tax provision at the effective tax rate is as follows:

                                                                                        1998               1997
                                                                                        ----               ----

         Computed tax at the expected statutory rate                                 $294,288            $17,871
         Surtax exemption                                                          (  16,750)          (  3,678)
         State income taxes                                                             4,247              1,838
         Foreign income                                                            ( 261,614)          (  3,536)
                                                                                    --------            -------

         Income tax expense                                                          $ 20,171            $12,495
                                                                                     ========            =======


      The components of deferred tax assets and liabilities consist of the following:

                                                                                     April 30,
                                                                                      1998

            Deferred tax asset:

              Net operating loss carryforward                                        $480,000

                 Total deferred tax asset                                             480,000

                 Valuation allowance                                                  285,921
                                                                                      -------

                                                                                     $194,079
                                                                                     ========

                      SEMICON TOOLS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS










10.  Income taxes (continued):

        The foreign subsidiary, Teik Tatt Holding Co., SDN BHD, is required to maintain a statutory reserve of 5% of the profit after taxation in accordance with the Foreign Investment Law until such reserve equals 10% of the legal capital. The reserve is non-distributable under Malaysian law.

        The Company has made adjustments to eliminate the tax provisions for foreign earnings since said earnings are undistributed and will be permanently invested. The cumulative amounts of foreign undistributed earnings are $1,049,384 at April 30, 1998.



11. Employment agreements:

        On May 1, 1996, the Company entered into employment  agreements with its
         President and Vice President. The term of the agreements covers a five year period expiring April 30, 2001. Compensation is set at a base of $100,000 and $75,000 for the President and Vice President, respectively, with each getting a bonus of 5% of the increase in Semicon Tools/East Coast Sales consolidated net income over the net income from the previous years exclusive of Teik Tatt Holding Co. Sdn Bhd. Each employee also received 1,000,000 stock options at $.25 and 1,000,000 stock options at $.10. The options were not part of the 1997 Non-statutory Stock Option Plan effectuated March 25, 1997. As of April 30, 1998, none of these options had been exercised.


12. Consulting agreements:

        On January 1, 1998, the Company granted a consultant an option to purchase 100,000 shares of common stock of Semicon Tools, Inc. at a price of $.05 per share for a period of three years from the date of signing. This option was issued for services the consultant provided which were related to the Teik Tatt acquisition. The shares underlying these options were issued pursuant to the Company's 1997 Non-Statutory Stock Option Plan. The option was exercised February 6, 1998.

        On February 9, 1998, the Company entered into a consulting agreement for the period February 9, 1998 to December 31, 1998. The consultant will assist Semicon Tools, Inc. in strategic planning, corporate planning, merger and acquisition and divestitive advice. In consideration for the consulting services, Semicon granted an option to the consultant to purchase 1,200,000 shares of common stock of Semicon Tools, Inc. at a price of $.50 per share for a period of two years commencing four months from the date of signing.

                      SEMICON TOOLS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS








12.     Consulting agreements (continued):

         The consultant is also entitled to a finders fee in the event the consultant first introduces a potential acquisition to the Company and such acquisition is ultimately consummated. The agreement calls for a payout based on the amounts expended for such acquisition. On March 12, 1998, the Company and the consultant extended the agreement dated February 9, 1998 for a period of twelve months. In consideration for extending the term of the agreement, the Company granted an option to purchase an additional 1,200,000 shares under the same terms and conditions as the previous agreement except these options cannot be exercised before September 30, 1998.

        Also on  February  9,  1998,  the  Company  entered  into  a  consulting agreement for the period February 9, 1998 to December 31, 1998. The consultant will assist the Company in strategic planning, corporate planning, merger and acquisition and divestiture advice. In consideration for the consulting agreement The Company granted an option to purchase 100,000 shares of common stock at a price of $.50 per share for a period of two years commencing four months from the date of the signing of this agreement. The shares underlying these options will be registered under the Securities Act of 1933. The consultant is also entitled to a finders fee in the event the consultant first introduces a potential acquisition to the Company and such acquisition is ultimately consummated. The agreement calls for a payout based on the amounts expended for such acquisition.

        On February 18, 1998, the Company entered into an agreement with a consultant to provide the Company with a public relations program. The term of the agreement is from February 19, 1998 to August 18, 1998, a six month period. The agreement can be cancelled anytime after the first 90 days and calls for a monthly fee of $2,500 plus out of pocket costs not to exceed $2,000.



13. Computation of earnings per share:

                                                                                       1998               1997
                                                                                       ----               ----


              Weighted average number of
               common shares outstanding                                           20,011,500           9,367,500

              Assumed conversion of
               stock options                                                        3,267,500           2,000,000
                                                                                   ----------          ----------

              Weighted average number of
               common shares outstanding                                           23,279,000          11,367,500
                                                                                   ==========          ==========



                      SEMICON TOOLS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS








14. Common stock options outstanding:

        Summary of options outstanding are as follows:


                                                                                      Exercise         Expiration
                                                     Date               Amount          Price              Date

        Eugene Pian, Officer                       05/01/96         $1,000,000            $.25           05/01/01
        Craig Pian, Officer                        05/01/96          1,000,000             .25           05/01/01
        Eugene Pian, Officer                       02/13/97          1,000,000             .10           05/01/01
        Craig Pian, Officer                        02/13/97          1,000,000             .10           05/01/01

        Consultant                                 11/10/97             25,000             .05           11/10/99
        Consultant                                 11/27/97            500,000             .10           11/27/98
        Employee                                   11/05/97             25,000             .05           11/05/99
        Employee                                   11/05/97             25,000             .05           11/05/99


        On March 25, 1997, the Company  effectuated a Non-statutory Stock Option
         Plan for the purpose of advancing the interests of the Company and its stockholders by helping the Company obtain and retain the services of key management employees, officers, directors and consultants. The Plan will be administered by the Non-statutory Stock Option Committee of the Board of Directors of the Company. The committee has full authority and discretion to determine the eligible participants to be granted the options, the date of issuance, exercise price and expiration date. The total number of shares set aside for the Plan is 6,500,000. As of January 31, 1998, 750,000 options had been issued under the Plan, of which 175,000 had been exercised by April 30, 1998.

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

ITEM 2.  Management's Discussion and Analysis or Plan of Operation.


General

On November 26, 1997, the Company acquired all of the capital stock of Teik Tatt Holding Co. (1979) Sdn. Bhd. ("TTH"), a Malaysian corporation. For the quarter ended April 30, 1998, TTH and its subsidiaries generated approximately 93% of the Company's net sales and 84% of the Company's net income. The percentage contributions to the Company's net sales and net income by product line for the three months ended April 30, 1998, the first complete quarter incorporating the results of TTH and its subsidiaries, are as follows:



                For the three months ended April 30, 1998

                                                           Percentage of
         Product Line                                Net Sales      Net Income

         Scrap metal recycling                          59%             46%
         Plastic rope                                   29%             27%
         Industrial ceramic products                     4%             20%
         Rubber bands                                    3%              2%
         Plastic recycling                               3%              9%
         Diamond cutting tools                           2%           (  3%)
         Clean room materials and supplies and
          miscellaneous products                         *            (  1%)
                                                                      ------


                                                                       100%
                                                                       ====

         * Less than 1%


First Quarter 1998 Results of Operations

During the three months ended April 30, 1998, the Company's net sales increased by 2,092% to $9,265,060 from $422,603, and net income of $734,413, or $.031 per share, represented a 2,104% increase over the $33,327, or $.003 per share, in the prior year's period. The acquisition of TTH contributed $8,684,235 to net sales, $620,345 to net income and $795,430 interest expense. Gross profit was $1,981,326, or 21% of net sales, as compared to $297,367, or 70% of net sales, in the prior year's period. Although gross profit increased due to higher sales, gross profit as a percentage of net sales decreased principally due to low profit margins on TTH's operations, especially on its recycling business revenues of $5,449,077.

Liquidity and Capital Resources

At April 30, 1998, the Company had current assets of $19,862,908, including $1,356,360 of cash, and current liabilities of $20,580,209. Accordingly, the Company had a working capital deficit of $717,301. In addition, the Company had long-term debt of $3,554,535 and interest expense of $805,536, principally attributable to TTH. Although no assurances can be given, the Company expects that internally generated funds and existing credit facilities will enable it to meet its obligations as they come due and finance its operations. However, in order to reduce its debt and the related interest expense, which would improve profitability, and to purchase recycling equipment which the Company believes would improve its product mix by generating additional sales with higher margins, the Company is seeking additional equity capital. The Company has received no funding commitments, and no assurances can be given that any such financing will be obtained on reasonable terms, if at all.

Under Malaysian law, TTH is required to maintain a statutory reserve of five percent (5%) of profit after taxation in accordance with the Foreign Investment Law until such reserve equals ten percent (10%) of legal capital.
Such reserve is non-distributable.

Effects of Foreign Currency Fluctuations

The Company's foreign operations are subject to certain risks related to fluctuation in foreign currency exchange rates. Due to a strengthening U.S. dollar and a weaker Malaysian ringgit, in the year ended January 31, 1998 the Company recognized $37,719 in foreign currency exchange losses, which did not have a material adverse effect on net income. While future fluctuations in currency exchange rates could impact results of operations or financial position, the Company does not expect they will be material.

Disclosures about Market Risk

The Company is exposed to market risks primarily from changes in interest rates and foreign currency exchange rates. To manage exposure to these fluctuations, the Company occasionally enters into various hedging transactions. The Company does not use derivatives for trading purposes or to generate income or to engage in speculative activity, and the Company never uses leveraged derivatives. The Company does not use derivatives to hedge the value of its net investments in these foreign operations.

The Company's exposure to foreign exchange rate fluctuations results from investment in foreign ventures in Malaysia and from the Company's share of the earnings of these operations, which are denominated in the Malaysian ringgit.

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

Forward-Looking Statements

THIS "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION", CONTAINS STATEMENTS WHICH ARE NOT HISTORICAL FACTS AND ARE FORWARD-LOOKING STATEMENTS WHICH REFLECT MANAGEMENT'S EXPECTATIONS, ESTIMATES AND ASSUMPTIONS. SUCH STATEMENTS ARE BASED ON INFORMATION AVAILABLE AT THE TIME THIS FORM 10-QSB WAS PREPARED AND INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO DIFFER SIGNIFICANTLY FROM PROJECTED RESULTS. FACTORS THAT COULD CAUSE ACTUAL FUTURE RESULTS TO DIFFER MATERIALLY INCLUDE, AMONG OTHERS, THE RISKS OF DOING BUSINESS IN MALAYSIA AND SOUTHEAST ASIA, INCLUDING; WITHOUT LIMITATION, ECONOMIC AND POLITICAL CONDITIONS, FOREIGN CURRENCY TRANSLATION RISKS, TARIFFS AND OTHER FOREIGN TRADE POLICIES AND DEPENDENCE ON INEXPENSIVE LABOR IN SUCH COUNTRIES, PARTIAL DEPENDENCE ON THE SEMICONDUCTOR MANUFACTURING INDUSTRY, AVAILABILITY OF RAW MATERIALS, INTENSE COMPETITION AND TECHNOLOGICAL OBSOLESCENCE.