Form 10QSB
period 1998-07-31
SEMICON TOOLS INC /NV/
filed 1998-09-18
CIK 794998

SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549




                                                   FORM  10-QSB

              (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the quarterly period ended    July 31, 1998

                                                        or

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

                                                  Yes X   No


Indicate the number of Shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.


            Class                                Outstanding at July 31, 1998

Common Stock, par value $.001
 per share                                               20,353,500

                                      INDEX


Part I.   Financial Information


   Item 1.  Condensed consolidated financial statements:

         Balance sheet as of July 31, 1998                              F-2

         Statement of income for the six and three months
       ended July 31, 1998 and 1997                                     F-3

         Statement of comprehensive income for the six and
           three months ended July 31, 1998 and 1997                    F-4

         Statement of cash flows for the six months ended
           July 31, 1998 and 1997                                       F-5

         Notes to condensed consolidated financial statements        F-6 - F-15


   Item 2.  Management's discussion and analysis of
                 financial condition



Part II.  Other information


   Signatures

                                 SEMICON TOOLS, INC. AND SUBSIDIARIES

                         CONDENSED CONSOLIDATED BALANCE SHEET - JULY 31, 1998
                                        (UNAUDITED)




                                                      ASSETS

Current assets:
  Cash                                                           $   424,870
  Cash, fixed deposits with bank                                     921,053
  Accounts receivable, less allowance
   for doubtful accounts of $7,350                                14,531,641
  Inventory                                                        4,021,672
  Prepaid expenses and other assets                                  665,698
  Deferred tax asset, current portion                                 67,780
                                                                  -----------

    Total current assets                                          20,632,714

Property and equipment, net of depreciation                       13,559,571
                                                                 -----------

Other assets:
   Security deposits                                                  11,564
   Goodwill, net of amortization                                     119,041
   Deferred tax asset, net of current portion                        135,561
                                                                 -----------

                                                                     266,166
                                                                 -----------

                                                                 $34,458,451
                                                                 ===========



                                       LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
  Current portion of long-term debt                             $ 1,548,734
  Notes payable, bank                                             5,612,591
  Notes payable, other                                           10,508,357
  Accounts payable                                                2,006,682
  Accrued expense and payroll taxes payable                       2,118,729
  Income taxes payable                                              193,286
                                                                -----------

    Total current liabilities                                    21,988,379

Long-term debt, net of current portion                            3,584,223
                                                                -----------

Commitments and contingencies

Shareholders' equity:
  Common stock par value $.001; 100,000,000
   shares authorized; 20,353,500 shares issued and
   outstanding                                                       20,354
  Additional paid in capital                                      9,334,713
  Currency translation adjustment                              (    551,072)
  Retained earnings                                                  81,854
                                                                 -----------

                                                                  8,885,849
                                                                 -----------

                                                                $34,458,451
                                                                ===========





     See notes to condensed consolidated financial statements.
                                                                            F-2

                       SEMICON TOOLS, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME

                SIX AND THREE MONTHS ENDED JULY 31, 1998 AND 1997
                                   (UNAUDITED)













                                                           Six Months                          Three Months
                                                             ended                                 ended
                                                            July 31,                              July 31,
                                                 1998                1997              1998                1997
                                                 ----                ----              ----                ----


Net sales                                    $20,106,575         $  934,780        $10,841,515        $   512,177

Cost of sales                                 15,804,434            313,080          8,520,700            187,844
                                             -----------         ----------        -----------        -----------

Gross profit                                   4,302,141            621,700          2,320,815            324,333

Selling, general and
 administrative expenses                       1,325,975            531,216            904,769            289,496
                                             -----------         ----------        -----------        -----------

Income from operations                         2,976,166             90,484          1,416,046             34,837

Other charge, interest
 expense                                       1,752,652             19,117            947,116              9,292
                                             -----------         ----------        -----------        -----------

Income before income taxes                     1,223,514             71,367            468,930             25,545

Deferred income tax
 expense (benefit)                                10,909             26,564      (      9,262)             14,069
                                             -----------         ----------       -----------         -----------

Net income                                   $ 1,212,605         $   44,803        $   478,192        $    11,476
                                             ===========         ==========        ===========        ===========

Income per common share                      $      .050         $     .003        $      .020        $      .001
                                             ===========         ==========        ===========        ===========

Weighted average number
 of common shares
 outstanding                                  22,720,753         13,167,500         22,782,000         13,867,500
                                             ===========         ==========        ===========        ===========
















     See notes to condensed consolidated financial statements.
                                                                            F-3

                          SEMICON TOOLS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                     SIX AND THREE MONTHS ENDED JULY 31, 1998 AND 1997
                                   (UNAUDITED)


















                                                           Six Months                          Three Months
                                                             ended                                 ended
                                                            July 31,                              July 31,
                                                 1998                1997              1998                1997
                                                 ----                ----              ----                ----



Net income                                    $1,212,605            $44,803          $478,192            $11,476

Other comprehensive income, net of tax:
   Foreign currency
    translation adjustment                        34,428                            ( 437,941)
                                              ----------            -------          --------           --------

Comprehensive income                          $1,247,033            $44,803          $ 40,251            $11,476
                                              ==========            =======           ========           =======



























     See notes to condensed consolidated financial statements.
                                                                            F-4

                         SEMICON TOOLS, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                     SIX MONTHS ENDED JULY 31, 1998 AND 1997
                                   (UNAUDITED)




                                                                                        1998              1997
                                                                                        ----              ----

Operating activities:
  Net income                                                                        $1,212,605           $ 44,803
  Adjustments to reconcile net income to
   cash provided from operating activities:
     Depreciation and amortization                                                     454,519             21,131
     Changes in other operating assets and
      liabilities:
        Accounts receivable                                                       ( 5,323,116)         (  94,065)
        Inventories                                                                  2,770,351         (  15,748)
        Other assets                                                                    11,002         (     800)
        Prepaid expenses and other current assets                                 (   117,671)             25,234
        Accounts payable, accrued expenses and
         payroll taxes payable                                                         909,632             76,780
                                                                                    ----------           --------

        Net cash provided by (used in) operating
         activities                                                               (    82,678)             57,335
                                                                                   ----------            --------

Investing activities:
  Purchase of property and equipment                                              ( 1,645,531)         (  33,258)
                                                                                   ----------           --------

        Net cash used in investing activities                                     ( 1,645,531)         (  33,258)
                                                                                   ----------           --------

Financing activities:
  Proceeds from financing                                                            3,583,000
  Proceeds from issuance of common stock                                                85,000                500
  Decrease in notes payable, shareholders'                                        (    66,553)         (  38,204)
  Payment of debt                                                                 ( 1,854,214)         (  23,420)
                                                                                   ----------           --------

        Net cash provided by (used in) financing
           activities                                                                1,747,233         (  61,124)
                                                                                    ----------          --------

Effect of exchange rate changes on cash and
 cash equivalents                                                                       34,428

Net increase (decrease) in cash                                                         53,452         (  37,047)

Cash, beginning of period                                                            1,292,471            116,334
                                                                                    ----------           --------

Cash, end of period                                                                 $1,345,923           $ 79,287
                                                                                    ==========           ========

Supplemental disclosure:
  Cash paid during the period for:
    Interest                                                                        $1,752,652           $  9,292
                                                                                    ==========           ========
    Income taxes                                                                    $        0           $      0
                                                                                    ==========           ========

Supplementary schedule of non-cash investing and financing activities:
   Issuance of common stock for purchase of
    subsidiary                                                                      $  100,000           $      0
                                                                                    ==========           ========
   Issuance of common stock for consulting fees
    and services                                                                    $   18,110           $      0
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


2. Organization of the Company:

        Semicon Tools, Inc. (the "Company"), a Nevada corporation, is primarily in the business of selling small precision disposable diamond and other base material tools used to cut and separate electronic components and devices. In addition, it has four subsidiaries with their own product lines.

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

        The Company's wholly-owned subsidiary, Teik Tatt Holding Co., SDN BHD, a
         Malaysian corporation, manufactures rubber bands, plastic ropes and recycles plastic and metal from wire cable, electronic devices and circuit broads. In November 1997, the Company issued 10,000,000 shares of unregistered common shares in exchange for 100% of the outstanding shares of Teik Tatt Holding Co., SDN BHD, the value of the shares being the net book value of the acquired Company of $6,560,040 or approximately $.66 per share. The acquisition was accounted for as a purchase.

                              SEMICON TOOLS, INC. AND SUBSIDIARIES

                      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS






2.      Organization of the Company (continued):

        The Company's other wholly-owned subsidiary, Fuji Fabrication,  SDN BHD, a Malaysian corporation, manufactures cellular phone replacement batteries. On June 30, 1998, the Company issued 100,000 shares of its unregistered common shares in exchange for 100% of the outstanding shares of Fuji Fabrication, SDN BHD, the value of the shares being $1.00 per share. The acquisition was accounted for as a purchase.


3. Summary of significant accounting policies:

        Principles of consolidation:
         The consolidated financial statements of Semicon Tools, Inc. and subsidiaries include all the accounts of Semicon Tools, Inc., East Coast Sales Company, DTI Technology, SDN BHD and Teik Tatt Holding Co., SDN BHD and Fuji Fabrication, SDN BHD, after elimination of all significant intercompany transactions and its subsidiaries accounts. The financial statements give retroactive effect to the acquisition of DTI Technology, SDN BHD which has been accounted for as an acquisition as if in a pooling of interest method at historical cost of the assets acquired.


4. Property and equipment:

        Major classifications of property and equipment are as follows:


        Land                                                   $   355,184
        Buildings and improvements                               2,364,234
        Manufacturing equipment                                 13,520,911
        Office equipment                                           570,346
        Automotive equipment                                       177,862
                                                                -----------
                                                                16,988,537
        Less accumulated depreciation                            3,428,966
                                                                 ---------

                                                               $13,559,571
                                                               ===========


5.      Goodwill:

        On January 26, 1990, the Company acquired East Coast Sales Company (its wholly-owned subsidiary) for a cost of $309,000. The purchase price exceeded the fair value of the assets by $134,281 which amount was assigned to goodwill, and is being amortized on a straight-line basis over forty years. Accumulated amortization of goodwill aggregated $37,078 as of July 31, 1998.

      OnJune 30, 1998, the Company acquired Fuji Fabrication, SDN BHD for a cost of $100,000. The purchase price exceeded fair value of the assets by $20,999, which amount was assigned to goodwill and will be amortized over a forty year period beginning August 1, 1998.

                                 SEMICON TOOLS, INC. AND SUBSIDIARIES

                          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS











6. Commitments and contingencies:

        In November 1995 the Company moved its operations and was obligated under a lease agreement for office and manufacturing facilities. This lease expired on May 31, 1998. Rent expense amounted to $9,641 for the six months ended July 31, 1998 and $19,282 for the six months ended July 31, 1997.

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


                           July 31, 1999                           $ 60,000
                           July 31, 2000                             60,000
                           July 31, 2001                             60,000
                           July 31, 2002                             60,000
                           July 31, 2003                             60,000
                           Thereafter                               675,000
                                                                   --------

                                                                   $975,000
                                                                   ========



        Rent expense amounted to $30,000 for the six months ended July 31, 1998.

        The Company also leases three vehicles under operating leases with terms expiring through 1998. Total lease expense was $17,717 and $17,776 for the period ended July 31, 1998 and 1997, respectively.

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

                                SEMICON TOOLS, INC. AND SUBSIDIARIES

                        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS











7. Common stock:

        During the six months ended July 31, 1998,  the Company  issued  350,000 shares of its common shares with net proceeds of $85,000 upon the exercise of certain common stock purchase options.

        The Company  issued  100,000 shares of its common shares to acquire Fuji
         Fabrication, SDN BHD. It also issued 36,000 shares for certain consulting and professional services rendered.



8. Long-term debt:


                                                                            Long-term       Current
                                                              Rate           Portion        Portion      Maturity



        Note payable, Bank of New York   (a)              Prime + 1%       $   17,601    $    8,333        2001

        Note payable, shareholder        (b)                  15%             100,000                      2000

        Note payable, shareholder        (c)                  10%              75,797        47,898        2002

        Notes payable, bank (foreign)    (d)             1.75% to 2%
                                  above bankers
                                  base lender's
                                                            rates           1,658,373       126,806  undetermined
        Notes  payable, capital leases,
         bank, (foreign)                 (e)               Approx 8%        1,732,452     1,365,697        1999
                                                                           ----------    ----------

                                                                           $3,584,223    $1,548,734
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

        (e) Certain fixed assets are pledged as collateral for the capital leases to the banks by both foreign subsidiaries.


        The maturities of these loans are as follows:


                           July 31, 1999                         $1,548,734
                           July 31, 2000                          1,311,602
                           July 31, 2001                          1,174,764
                           July 31, 2002                          1,097,857
                                                                  ----------

                                                                 $5,132,957
                                                                 ==========


9. Notes payable, banks:

        Bank overdrafts and  borrowings  for the foreign  subsidiary,  Teik Tatt
         Holding Co., in the amount of $5,612,591 are secured in the amount of $5,479,578 by leasehold land and factory building of the Company, freehold land and buildings of one of its subsidiaries and a property owned by a third party and the guarantee of all the directors. Interest is payable at 1% to 2% above the banks' base lending rates.

        The Company also has an outstanding  line of credit with the Bank of New
         York for $300,000 at July 31, 1998. The loan is secured by the personal guarantee of one of the Company's major shareholders and the assets of Semicon Tools, Inc. At July 31, 1998, the Company had utilized $250,000 of this line.


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

         consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date; this effect was immaterial for the periods ending July 31, 1998 and 1997. The deferred tax asset less the deferred tax liabilities has been reduced by a valuation allowance equal to the net tax benefit in excess of the estimated taxable profits over the next three years.

        Provision for income taxes (benefit):
                                                      1998               1997
                                                      ----               ----

                    Current                        $     0            $     0
                    Deferred                        10,909             26,564
                                                    -------           -------

                      Total expense                $10,909            $26,564
                                                   =======            =======


        Areconciliation of the income tax expense provision at the federal statutory rate to the income tax provision at the effective tax rate is as follows:

                                                           1998          1997
                                                           ----          ----

         Computed tax at the expected statutory rate     $469,303      $24,874
         Surtax exemption                               (  12,424)
         State income taxes                                 2,651        1,690
         Foreign income                                 ( 448,621)
                                                         ---------     --------

         Income tax expense                              $ 10,909      $26,564
                                                         ========      =======


      The components of deferred tax assets and liabilities consist of the following:
                                                                  July 31,
                                                                    1998
                                                                    ----

            Deferred tax asset:

              Net operating loss carryforward                    $480,000

                 Total deferred tax asset                         480,000

                 Valuation allowance                              276,659
                                                                  -------

                                                                 $203,341
                                                                 ========

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

        The Company has made adjustments to eliminate the tax provisions for foreign earnings since said earnings are undistributed and will be permanently invested. The cumulative amounts of foreign undistributed earnings are $1,509,942 at July 31, 1998.


11. Employment agreements:

        On May 1, 1996, the Company entered into employment  agreements with its
         President and Vice President. The term of the agreements covers a five year period expiring April 30, 2003. Compensation is set at a base of $100,000 and $75,000 for the President and Vice President, respectively, with each getting a bonus of 5% of the increase in Semicon Tools/East Coast Sales consolidated net income over the net income from the previous years exclusive of Teik Tatt Holding Co. Sdn Bhd. Each employee also received 1,000,000 stock options at $.25, 1,000,000 stock options at $.10 and 500,000 stock options at $.50. The options were not part of the 1997 Non-statutory Stock Option Plan effectuated March 25, 1997. As of July 31, 1998, none of these options had been exercised.

        On July 15, 1998, the Company entered into an employment agreement with the acting secretary of the Company. The term of the agreement covers a five year period expiring July 15, 2003. Compensation is set at a base of $55,000 with a bonus of 2% of any increase in Semicon Tools/East Coast Sales consolidated net income over the net income from the previous years exclusive of Teik Tatt Holding Co, SDN, BHD. The employee also received 500,000 stock options exercisable at $.50 per share, none of which have been exercised as of July 31, 1998. These options were not part of the 1997 non-statutory stock option Plan effectuated March 25, 1997.


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

                             SEMICON TOOLS, INC. AND SUBSIDIARIES

                     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS






12.     Consulting agreements (continued):

        On February 9, 1998, the Company entered into a consulting agreement for the period February 9, 1998 to December 31, 1998. The consultant will assist Semicon Tools, Inc. in strategic planning, corporate planning, merger and acquisition and divestitive advice. In consideration for the consulting services, Semicon granted an option to the consultant to purchase 600,000 shares of common stock of Semicon Tools, Inc. at a price of $.50 per share for a period of two years commencing four months from the date of signing.

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

        On July 1, 1998, the Company entered into a consulting agreement for the period July 1, 1998 to June 30, 1999. The consultant will assist Semicon Tools, Inc. in strategic planning, corporate planning, mergers and acquisitions and divestiture advise. In consideration for the consulting agreement the Company granted an option to purchase 1,000,000 shares of its common stock at a price of $.50 per share for one year from the date of signing this agreement.

        Also on July 1, 1998, the Company entered into an agreement with a consultant for investor relations counsel for a three month period. In consideration for these services, the consultant will be paid $6,500 and granted an option to purchase 50,000 common shares at $.87 per share, with the option expiring July 1, 2000.

        On February 18, 1998, the Company entered into an agreement with a consultant to provide the Company with a public relations program. The term of the agreement is from February 19, 1998 to August 18, 1998, a six month period. The agreement can be cancelled anytime after the first 90 days and calls for a monthly fee of $2,500 plus out of pocket costs not to exceed $2,000.

                                    SEMICON TOOLS, INC. AND SUBSIDIARIES

                           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS





13. Computation of earnings per share:


                                                                                   Six months          Six months
                                                                                      ended               ended
                                                                                     July 31,            July 31,
                                                                                       1998               1997
                                                                                       ----               ----

              Weighted average number of
               common shares outstanding                                           20,075,753           9,167,500

              Assumed conversion of
               stock options                                                        2,645,000           4,000,000
                                                                                   ----------          ----------

              Weighted average number of
               common shares outstanding                                           22,720,753          13,167,500
                                                                                   ==========          ==========




14. Common stock options outstanding:

         Summary of options outstanding are as follows:


                                                                                      Exercise         Expiration
                                                     Date               Amount          Price              Date

        Eugene Pian                                05/01/96         $1,000,000            $.25           05/01/01
        Eugene Pian                                02/13/97          1,000,000             .10           05/01/01
        Eugene Pian                                07/15/98            500,000             .50           07/15/03
        Craig Pian                                 05/01/96          1,000,000             .25           05/01/01
        Craig Pian                                 02/13/97          1,000,000             .10           05/01/01
        Craig Pian                                 07/15/98            500,000             .50           07/15/03
        Francine Pian                              07/15/98            500,000             .50           07/15/03

        Employees                                  11/05/97             50,000             .05           11/05/99
        Consultant                                 07/01/98          1,000,000             .50           07/01/99
        Consultant                                 07/01/98             50,000             .87           07/01/00



        On March 25, 1997, the Company  effectuated a Non-statutory Stock Option
         Plan for the purpose of advancing the interests of the Company and its stockholders by helping the Company obtain and retain the services of key management employees, officers, directors and consultants. The Plan will be administered by the Non-statutory Stock Option Committee of the Board of Directors of the Company. The committee has full authority and discretion to determine the eligible participants to be granted the options, the date of issuance, exercise price and expiration date. The total number of shares set aside for the Plan is 6,500,000. As of January 31, 1998, 900,000 options had been issued under the Plan, of which 350,000 had been exercised by July 31, 1998.

                                 SEMICON TOOLS, INC. AND SUBSIDIARIES

                         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS








14. Common stock options outstanding (continued):

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



15. Acquisition of subsidiary, Fuji Fabrication, SDN BHD:

        On June 30, 1998, the Company purchased 100% of the outstanding common shares of Fuji Fabrication, SDN BHD in a transaction to be accounted for as a purchase. The Company issued 100,000 shares of its common stock valued at $.50 per share.

        The assets acquired and liabilities assumed as of June 30, 1998, the date of the acquisition, are as follows:


                      Current assets                                $ 72,511

                      Non-current assets                              23,795
                                                                      ------
                                                                      96,306

                      Current liabilities                             17,305
                                                                      ------

                      Net assets acquired                             79,001

                      Purchase price                                 100,000
                                                                     -------

                      Excess of purchase price over
                       net assets acquired                          $ 20,999
                                                                    ========

ITEM 2.  Management's Discussion and Analysis or Plan of Operation

General

On November 26, 1997, the Company acquired all of the capital stock of Teik Tatt Holding Co. (1979) Sdn. Bhd. ("Teik Tatt"), a Malaysian corporation. For the quarter ended July 31, 1998, Teik Tatt and its subsidiaries (collectively, "TTH") generated approximately 83% of the Company's net sales and 52% of the Company's net income. The percentage contributions to the Company's net sales and net income by product line for the three months ended July 31, 1998, the second complete quarter incorporating the results of TTH, are as follows:

                                                   For the Three Months Ended
                                                          July 31, 1998

                                                       Percentage of
    Product Line                                 Net Sales          Net Income

      Metal scrap recycling                         45%                 31%
      Plastic rope                                  32                  14
      Industrial ceramic products                    8                  35
      Rubber bands                                   6                   7
      Plastic recycling                              3                  13
      Diamond cutting tools                          3                 ( 1)
      Clean room materials and supplies and
        miscellaneous products                       2                   1
      Batteries                                      *                   *

      * Less than 1%

In recent months, the economic conditions in Malaysia have worsened and that country has been officially declared to be in recession. Malaysian banks also have suffered and they have been reducing the credit facilities available to their customers. Consequently, as discussed below, in the quarter ended July 31, 1998, despite a 17% increase in net sales, the Company's net income decreased 35% to $.02 from $.03 per share in the quarter ended April 31, 1998. In addition, TTH's credit facilities have not been renewed whenever TTH has satisfied its outstanding bank debt, and therefore TTH's borrowing ability has been substantially reduced. As a result of the Malaysian recession, high Malaysian interest rates and TTH's diminished credit lines, TTH incurred an operating loss for the month of August and, if such conditions were to continue, the Company could incur a sizable loss for the quarter ending October 30, 1998. As a result of the foregoing, the Company is reevaluating with TTH's former owner the Company's decision to acquire TTH. The Company currently intends to negotiate with such former TTH owner for his repurchase of TTH, but no assurance can be given that any such negotiations will be successful.

Second Quarter 1998 Results of Operations

During the three months ended July 31, 1998, the Company's net sales increased to $10,841,515 from $512,177, and the Company had net income of $478,192 ($.02 per share), compared to $11,476 ($.001 per share), in the prior year's comparable period. The Company's net sales in the second quarter increased by $1,576,455, or 17%, over the first quarter as a result of TTH's increased metal scrap recycling, but net income decreased by $256,221 or 35%, from $.03 to $.02. The quarterly decline in net income was attributable to increased investor relations costs and TTH's interest expense on Malaysian debt.

For the three months ended July 31, 1998 gross profit was $2,320,815 or 21.4% of net sales, as compared to $324,333 or 63% of net sales in the prior year's second quarter and $1,981,326 or 21% of net sales in the first quarter of 1998. Although in the quarter ended July 31, 1998 gross profit increased due to higher sales, gross profit as a percentage of net sales remain flat due to the low profit margins in TTH's operations, especially in its metal scrap recycling and plastic rope businesses. For the six months ended July 31, 1998 gross profit was $4,302,141 or 21.4% of net sales.


Liquidity and Capital Resources

At July 31, 1998 the Company had current assets of $20,632,714, including $1,345,923 of cash (of which $921,053 is a fixed deposit), and current liabilities of $21,988,379. Accordingly, the Company had a working capital deficit of $1,355,665. In addition, at July 31, 1998 the Company had long-term debt, net of current portion, of $3,584,223, and for the six months ended July 31, 1998 interest expense totaled $1,752,652 principally attributable to TTH. The Company's liquidity has been adversely effected by the debt burden of TTH and the continuing economic crisis in Southeast Asia in general and Malaysia in particular. Although no assurances can be given, the Company expects that internally generated funds and existing credit facilities will continue to enable it to meet its obligations as they come due and finance its operations. However, primarily in order to reduce its debt and the related interest expense, which would improve profitability, and secondarily to purchase recycling equipment which the Company believes would improve its product mix by generating additional sales with higher margins, the Company has been seeking additional equity capital. The Company's efforts to date have not been successful and it has received no funding commitments, and no assurance can be given that any such financing will be obtained on reasonable terms, if at all. Consequently, TTH's growth has been adversely effected and TTH's interest expense has reduced the Company's profitability. Accordingly, the Company currently intends to negotiate with the former owner of TTH for his repurchase of TTH, but no assurance can be given that any such negotiations will be successful.

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

Disclosure about Market Risk

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