Form 10QSB
period 1998-10-31
SETO HOLDINGS INC
filed 1998-12-21
CIK 794998

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 10-QSB

              (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the quarterly period ended  October 31, 1998

                                       or

              ( )    Transition Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1939

                     For the transition period from              to


Commission File Number:  33-5820-LA




                               SETO HOLDINGS, INC.
                          (Formerly Semicon Tools, Inc)
        (Exact name of small business issuer as specified in its charter)




          Nevada                                77-0082545
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)             Identification Number)


             554 North State Road, Briarcliff Manor, New York 10510

                    (Address of principal executive offices)


Issuer's telephone number, including area code:(914) 923-5000
                                             -------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                  Yes X   No


Indicate the number of Shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.


            Class                          Outstanding at October 31, 1998

Common Stock, par value $.001
 per share                                               11,723,500

                                      INDEX


Part I.   Financial Information


   Item 1.  Condensed consolidated financial statements:

         Balance sheet as of October 31, 1998                           F-2

         Statement of income for the nine and three months
       ended October 31, 1998 and 1997                                  F-3

         Statement of comprehensive income for the nine and
           three months ended October 31, 1998 and 1997                 F-4

         Statement of cash flows for the nine months ended
           October 31, 1998 and 1997                                    F-5

         Notes to condensed consolidated financial statements        F-6 - F-15


   Item 2.  Management's discussion and analysis of
                 financial condition



Part II.  Other information


   Signatures

                      SETO HOLDINGS, INC. AND SUBSIDIARIES
                 (Formerly Semicon Tools, Inc. and Subsidiaries)

             CONDENSED CONSOLIDATED BALANCE SHEET - OCTOBER 31, 1998
                                   (UNAUDITED)







                                     ASSETS

Current assets:
  Cash                                                          $   69,764
  Accounts receivable, less allowance
   for doubtful accounts of $7,350                                 443,514
  Inventory                                                        700,908
  Prepaid expenses and other assets                                 63,908
  Deferred tax asset, current portion                               69,316
                                                                  ----------

    Total current assets                                         1,347,410

Property and equipment, net of depreciation                      1,177,551
                                                                ----------

Other assets:
   Security deposits                                                13,222
   Goodwill, net of amortization                                   117,231
   Deferred tax asset, net of current portion                      138,632
                                                                ----------

                                                                   269,085
                                                                -----------


                                                                $2,794,046
                                                                ==========



                      LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
  Current portion of long-term debt                             $   60,706
  Notes payable, bank                                              275,000
  Accounts payable                                                 265,486
  Accrued expense and payroll taxes payable                        145,523
                                                                 ----------

    Total current liabilities                                      746,715
                                                                   -------

Long-term debt, net of current portion                             199,973
                                                                 ----------

Commitments and contingencies

Shareholders' equity:
  Common stock par value $.001; 100,000,000
   shares authorized; 11,723,500 shares issued and
   outstanding                                                      11,723
  Additional paid in capital                                     3,412,094
  Currency translation adjustment                              (   208,532)
  Retained earnings                                            ( 1,367,927)
                                                                ----------

                                                                 1,847,358
                                                                 ---------

                                                                $2,794,046
                                                                ==========




     See notes to condensed consolidated financial statements
                                                                           F-2

                      SETO HOLDINGS, INC. AND SUBSIDIARIES)
                 (Formerly Semicon Tools, Inc. and Subsidiaries)

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME

              NINE AND THREE MONTHS ENDED OCTOBER 31, 1998 AND 1997
                                   (UNAUDITED)

                                                          Nine Months                          Three Months
                                                             ended                                 ended
                                                          October 31,                            October 31,

                                                 1998                1997              1998                1997
                                                 ----                ----              ----                ----

Net sales                                    $ 1,882,093         $1,491,823         $  684,811        $   557,043

Cost of sales                                    670,722            497,013            322,216            183,934
                                             -----------         ----------         ----------        -----------

Gross profit                                   1,211,371            994,810            362,595            373,109

Selling, general and
 administrative expenses                         997,961            817,536            322,765            286,320
                                             -----------         ----------         ----------        -----------

Income (loss) from
 operations                                      213,410            177,274             39,830             86,789
                                             -----------         ----------         ----------        -----------

Other charges (credits):
  Interest expense                                33,271             27,667              9,301              8,548
  Miscellaneous income                     (     21,056)                           (    21,056)
                                            -----------          ----------          ----------         -----------
                                                  12,215             27,667        (    11,755)              8,548
                                             -----------         ----------          ----------         -----------


Income before income taxes                       201,195            149,607             51,585             78,241

Deferred income tax
 expense (benefit)                                 6,302             40,600        (     4,607)             14,036
                                             -----------         ----------          ----------         -----------

Income from continuing
 operations                                      194,893            109,007             56,192             64,205
                                             -----------         ----------          ----------        -----------

Discontinued operations:
  Income (loss) from
   operations of Teik Tatt
   Holding Co., SDN BHD                        1,017,537                           (    56,366)
  Loss on disposal of Teik
   Tatt Holding Co., SDN
   BHD                                     (  1,447,290)                           ( 1,390,924)
                                            -----------          ----------          ----------         -----------

                                           (    429,753)                           ( 1,447,290)
                                            -----------          ----------          ----------         -----------

Net income (loss)                          ($   234,860)         $  109,007        ($1,391,098)        $    64,205
                                            ===========          ==========         ==========         ===========

Earnings per share:
  Income from continuing
   operations                               $      0.01          $     0.01        $     0.00          $      0.00
  Income from
   discontinued operations                         0.05                                  0.01
  Loss from discontinued
   operations                              (       0.07)                          (      0.07)                0.00
                                             -----------          ----------        ----------          -----------

Net income (loss) per
 share                                     ($      0.01)         $     0.01       ($     0.06)         $      0.00
                                             ===========         ==========         ==========          ===========

Weighted average number
 of common shares
 outstanding                                  19,400,645         13,472,500         19,103,391         13,867,500
                                             ===========         ==========         ==========         ==========


     See notes to condensed consolidated financial statements.
                                                                            F-3

                      SETO HOLDINGS, INC. AND SUBSIDIARIES
                 (Formerly Semicon Tools, Inc. and Subsidiaries)

            CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

              NINE AND THREE MONTHS ENDED OCTOBER 31, 1998 AND 1997
                                   (UNAUDITED)


















                                                          Nine Months                          Three Months
                                                             ended                                 ended
                                                           October 31,                           October 31,
                                                 1998                1997              1998                1997
                                                 ----                ----              ----                ----



Net income (loss)                            ($234,860)            $109,007       ($1,447,464)            $64,205

Other comprehensive income, net of tax:
   Foreign currency
    translation adjustment                      34,428
                                                ------

Comprehensive income                          ($200,432)           $109,007       ($1,447,464)            $64,205
                                               ========            ========        ==========             =======


























     See notes to condensed consolidated financial statements.
                                                                          F-4

                      SETO HOLDINGS, INC. AND SUBSIDIARIES
                 (Formerly Semicon Tools, Inc. and Subsidiaries)

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                   NINE MONTHS ENDED OCTOBER 31, 1998 AND 1997
                                   (UNAUDITED)


                                                                                        1998              1997
                                                                                        ----              ----

Operating activities:
  Net income (loss)                                                               ($  234,860)           $109,007
  Loss from discontinued operations                                                    429,753
  Adjustments to reconcile net income to
   cash provided from operating activities:
     Depreciation and amortization                                                      44,079             31,949
     Changes in other operating assets and
      liabilities:
        Accounts receivable                                                       (   124,532)         ( 108,931)
        Inventories                                                               (   273,135)         (  70,246)
        Other assets                                                                     8,505         (     800)
        Prepaid expenses and other current assets                                 (     2,797)             40,768
        Accounts payable, accrued expenses and
         payroll taxes payable                                                          58,672         (  40,756)
                                                                                    ----------          ---------

        Net cash used in operating activities                                     (    94,315)         (  39,009)
                                                                                   ----------           --------

Investing activities:
  Purchase of property and equipment                                              (   251,971)         (  50,646)
                                                                                   ----------           --------

        Net cash used in investing activities                                     (   251,971)         (  50,646)
                                                                                   ----------           --------

Financing activities:
  Proceeds from financing                                                              299,352            217,349
  Proceeds from issuance of common stock                                               120,000                500
  Decrease in notes payable, shareholders'                                                             (  84,462)
  Payment of debt                                                                 (    97,814)         ( 102,094)
                                                                                   ----------           --------

        Net cash provided by financing activities                                      321,538             31,293
                                                                                    ----------           --------

Effect of exchange rate changes on cash and
 cash equivalents                                                                 (    11,588)
                                                                                   ----------            --------

Net decrease in cash                                                              (    36,336)         (  58,362)

Cash, beginning of period                                                              106,100            116,334
                                                                                    ----------           --------

Cash, end of period                                                                 $   69,764           $ 57,972
                                                                                    ==========           ========

Supplemental disclosure:
  Cash paid during the period for:
    Interest                                                                        $2,193,281           $ 22,761
                                                                                    ==========           ========
    Income taxes                                                                    $        0           $      0
                                                                                    ==========           ========

Supplementary schedule of non-cash investing and financing activities:
   Issuance of common stock for purchase of
    subsidiary                                                                      $  757,894           $      0
                                                                                    ==========           ========
   Issuance of common stock for consulting fees
    and services                                                                    $   18,110           $      0
                                                                                    ==========           ========





     See notes to condensed consolidated financial statements.
                                                                            F-5

                      SETO HOLDINGS, INC. AND SUBSIDIARIES
                 (Formerly Semicon Tools, Inc. and Subsidiaries)

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

        One  of  the  Company's  wholly-owned  subsidiaries,  East  Coast  Sales
         Company, Inc. ("ECS") is a Connecticut corporation which distributes and fabricates technical ceramic products and distributes clean room supplies and tools. This Company, which was acquired on January 26, 1990, was accounted for in a manner similar to the pooling of interests method of accounting. The total cost of the acquisition, $309,000, was paid for by the issuance of a $300,000 note, bearing interest at 10% per annum, and the issuance of 9,000,000 shares (60,000 shares, as restated (see Note 7) of the Company's $.001 par value common stock (see also Note 5).

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

        The Company's wholly-owned subsidiary, Teik Tatt Holding Co., SDN BHD, a
         Malaysian corporation, manufactures rubber bands, plastic ropes and recycles plastic and metal from wire cable, electronic devices and circuit broads. In November 1997, the Company issued 10,000,000 shares of unregistered common shares in exchange for 100% of the outstanding shares of Teik Tatt Holding Co., SDN BHD, the value of the shares being the net book value of the acquired Company of $6,560,040 or approximately $.66 per share. The acquisition was accounted for as a purchase. This transaction was reversed effective September 15, 1998

                      SETO HOLDINGS, INC. AND SUBSIDIARIES
                 (Formerly Semicon Tools, Inc. and Subsidiaries)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS










2.      Organization of the Company (continued):

         when the Company returned all shares that it owned of Teik Tatt Holding Co. in exchange for the 10,000,000 shares of its common stock, which were immediately cancelled.

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

        On September 1, 1998, the Company issued 1,270,000 shares of its common stock to acquire a Malaysian company, Southsonic Corporation, Inc., SDN BHD. Southsonic's only asset consists of four buildings which the Company intends to occupy. The value of the purchase amounted to $657,894 or approximated $.51 per share. The acquisition was accounted for as a purchase.


3. Summary of significant accounting policies:

        Principles of consolidation:
         The  consolidated  financial  statements  of Semicon  Tools,  Inc.  and subsidiaries include all the accounts of Semicon Tools, Inc., East Coast Sales Company, DTI Technology, SDN BHD, Fuji Fabrication, SDN BHD and Southsonic Corporation, Inc., SDN BHD after elimination of all significant intercompany transactions and its subsidiaries accounts. The financial statements give retroactive effect to the acquisition of DTI Technology, SDN BHD which has been accounted for as an acquisition as if in a pooling of interest method at historical cost of the assets acquired.


4. Property and equipment:

        Major classifications of property and equipment are as follows:

        Buildings and improvements                              $  682,387
        Manufacturing equipment                                  1,015,318
        Office equipment                                            20,770
                                                                ----------
                                                                 1,718,475
        Less accumulated depreciation                              540,924
                                                                ----------

                                                                $1,177,551
                                                                ==========

                      SETO HOLDINGS, INC. AND SUBSIDIARIES
                 (Formerly Semicon Tools, Inc. and Subsidiaries)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS








5.      Goodwill:

        On January 26, 1990, the Company acquired East Coast Sales Company (its wholly-owned subsidiary) for a cost of $309,000. The purchase price exceeded the fair value of the assets by $134,281 which amount was assigned to goodwill, and is being amortized on a straight-line basis over forty years. Accumulated amortization of goodwill aggregated $37,917 as of October 31, 1998.

        On June 30, 1998, the Company acquired Fuji Fabrication, SDN BHD for a cost of $100,000. The purchase price exceeded fair value of the assets by $20,999, which amount was assigned to goodwill and is being amortized over a forty year period. Accumulated amortization of goodwill aggregated $131 as of October 31, 1998.



6. Commitments and contingencies:

        In November 1995 the Company moved its operations and was obligated under a lease agreement for office and manufacturing facilities. This lease expired on May 31, 1998. Rent expense amounted to $9,641 for the nine months ended October 31, 1998 and $28,923 for the nine months ended October 31, 1997.

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


                           October 31, 1999                          $ 60,000
                           October 31, 2000                            60,000
                           October 31, 2001                            60,000
                           October 31, 2002                            60,000
                           October 31, 2003                            60,000
                           Thereafter                                 660,000
                                                                      --------

                                                                     $960,000
                                                                     ========



        Rent expense amounted to $45,000 for the nine months ended October 31, 1998.

                      SETO HOLDINGS, INC. AND SUBSIDIARIES
                 (Formerly Semicon Tools, Inc. and Subsidiaries)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS








6.      Commitments and contingencies (continued)

        The Company also leases three vehicles under operating leases with terms expiring through 1998. Total lease expense was $26,576 and $27,538 for the period ended October 31, 1998 and 1997, respectively.

        The  Company  has  entered  into  written  sales   agreements  with  two
         employees. The agreements are on a year to year basis and call for the payment of commissions, varying from 1 to 4 percent, on the sale of selected products by one of the employees.



7. Common stock:

        During the nine months  ended  October  31,  1998,  the  Company  issued
         450,000 shares of its common shares with net proceeds of $120,000 upon the exercise of certain common stock purchase options.

        The Company  issued  100,000 shares of its common shares to acquire Fuji
         Fabrication, SDN BHD and 1,270,000 shares to acquire Southsonic Corporation, Inc., SDN BHD. It also issued 36,000 shares for certain consulting and professional services rendered.



8. Long-term debt:

                                                   Long-term  Current
                                           Rate     Portion   Portion   Maturity

    Note payable, Bank of New York (a)  Prime + 1% $ 25,305   $21,000     2001

    Note payable, shareholder      (b)       15%    100,000               2000

    Note payable, shareholder      (c)       10%     74,668    39,706     2002
                                                    --------   -------

                                                   $199,973    $60,706


        (a)    Note   payable,   Bank  of  New  York,   is  payable  in  monthly
               installments of $1,386, excluding interest. Machinery and equipment with a cost of $57,000 is pledged as collateral on this note.

        (b) Note payable, shareholder, became due when the note to Citibank was paid in full in 1997. The shareholder has waived his demand right and the Company is currently negotiating terms for payment of the note.

                      SETO HOLDINGS, INC. AND SUBSIDIARIES
                 (Formerly Semicon Tools, Inc. and Subsidiaries)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS







8.      Long-term debt (continued):


        (c) On April 23, 1997, the Company renegotiated an existing loan with a certain shareholder resulting in a new obligation payable in monthly installments of $4,053 including interest at 10%.


        The maturities of these loans are as follows:


                           October 31, 1999                      $ 60,706
                           October 31, 2000                        60,488
                           October 31, 2001                        39,485
                           October 31, 2002                       100,000
                                                                  --------

                                                                 $260,679
                                                                 ========


9. Notes payable, banks:

        The Company also has an outstanding  line of credit with the Bank of New
         York for $350,000 at October 31, 1998. The loan is secured by the personal guarantee of one of the Company's major shareholders and the assets of Semicon Tools, Inc. At October 31, 1998, the Company had utilized $275,000 of this line.


10. Income taxes:

        Effective  February 1, 1993, the Company adopted  Statement of Financial
         Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), the cumulative effect of which was not material to the consolidated financial statements and is therefore not presented separately. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date; this effect was immaterial for the periods ending October 31, 1998 and 1997. The deferred tax asset less the deferred tax liabilities has been reduced by a valuation allowance equal to the net tax benefit in excess of the estimated taxable profits over the next three years.

                      SETO HOLDINGS, INC. AND SUBSIDIARIES
                 (Formerly Semicon Tools, Inc. and Subsidiaries)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS










10.  Income taxes (continued):

        Provision for income taxes (benefit):
                                                     1998              1997
                                                     ----              ----

                    Current                        $    0           $     0
                    Deferred                        6,302            40,600
                                                   ------           -------

                      Total expense                $6,302           $40,600
                                                   ======           =======



        Areconciliation of the income tax expense provision at the federal statutory rate to the income tax provision at the effective tax rate is as follows:

                                                              1998        1997
                                                              ----        ----


         Computed tax at the expected statutory rate        $58,508     $40,770
         Surtax exemption                                  (  6,875)
         State income taxes                                   2,005
         Foreign income                                    ( 47,336)   (    170)
                                                            -------     -------

         Income tax expense                                 $ 6,302     $40,600
                                                            =======     =======



      The components of deferred tax assets and liabilities consist of the following:


                                                           1998         1997
                                                           ----         ----

        Deferred tax asset:

          Net operating loss carryforward               $480,000      $498,150
                                                        --------      --------

              Total deferred tax asset                                 498,150

              Valuation allowance                        272,052       445,000
                                                        --------      --------

                                                        $207,948      $ 53,150
                                                        ========       ========

                      SETO HOLDINGS, INC. AND SUBSIDIARIES
                 (Formerly Semicon Tools, Inc. and Subsidiaries)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS









10.  Income taxes (continued):

        The Company has made adjustments to eliminate the tax provisions for foreign earnings since said earnings are undistributed and will be permanently invested. The cumulative amounts of foreign undistributed earnings are $1,509,942 at October 31, 1998.



11. Employment agreements:

        On May 1, 1996, the Company entered into employment  agreements with its
         President and Vice President. The term of the agreements covers a five year period expiring April 30, 2003. Compensation is set at a base of $100,000 and $75,000 for the President and Vice President, respectively, with each getting a bonus of 5% of the increase in Semicon Tools/East Coast Sales consolidated net income over the net income from the previous years exclusive of Teik Tatt Holding Co. Sdn Bhd. Each employee also received 1,000,000 stock options at $.25, 1,000,000 stock options at $.10 and 500,000 stock options at $.50. The options were not part of the 1997 Non-statutory Stock Option Plan effectuated March 25, 1997. As of October 31, 1998, none of these options had been exercised.

        On July 15, 1998, the Company entered into an employment agreement with the acting secretary of the Company. The term of the agreement covers a five year period expiring July 15, 2003. Compensation is set at a base of $55,000 with a bonus of 2% of any increase in Semicon Tools/East Coast Sales consolidated net income over the net income from the previous years exclusive of Teik Tatt Holding Co, SDN, BHD. The employee also received 500,000 stock options exercisable at $.50 per share, none of which have been exercised as of October 31, 1998. These options were not part of the 1997 non-statutory stock option Plan effectuated March 25, 1997.


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

                      SETO HOLDINGS, INC. AND SUBSIDIARIES
                 (Formerly Semicon Tools, Inc. and Subsidiaries)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS









12.     Consulting agreements (continued):

        On February 9, 1998, the Company entered into a consulting agreement for the period February 9, 1998 to December 31, 1998. The consultant will assist Semicon Tools, Inc. in strategic planning, corporate planning, merger and acquisition and divestitive advice. In consideration for the consulting services, Semicon granted an option to the consultant to purchase 600,000 shares of common stock of Semicon Tools, Inc. at a price of $.50 per share for a period of two years commencing four months from the date of signing. This option was reduced to 300,000 shares at $.25 per share.

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

        On July 1, 1998, the Company entered into a consulting agreement for the period July 1, 1998 to June 30, 1999. The consultant will assist Semicon Tools, Inc. in strategic planning, corporate planning, mergers and acquisitions and divestiture advise. In consideration for the consulting agreement the Company granted an option to purchase 1,000,000 shares of its common stock at a price of $.50 per share for one year from the date of signing this agreement. This option was reduced to 100,000 shares at $.30 per share.

        Also on July 1, 1998, the Company entered into an agreement with a consultant for investor relations counsel for a three month period. In consideration for these services, the consultant will be paid $6,500 and granted an option to purchase 50,000 common shares at $.87 per share, with the option expiring July 1, 2000.

                      SETO HOLDINGS, INC. AND SUBSIDIARIES
                 (Formerly Semicon Tools, Inc. and Subsidiaries)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS








12.  Consulting agreements (continued):

        On February 18, 1998, the Company entered into an agreement with a consultant to provide the Company with a public relations program. The term of the agreement is from February 19, 1998 to August 18, 1998, a six month period. The agreement can be cancelled anytime after the first 90 days and calls for a monthly fee of $2,500 plus out of pocket costs not to exceed $2,000. This agreement was not extended and expired August 18, 1998.


13. Computation of earnings per share:

                                                                                  Nine months         Nine months
                                                                                     ended               ended
                                                                                  October 31,         October 31,
                                                                                     1998                1997

              Weighted average number of
               common shares outstanding                                           16,565,649           9,742,500

              Assumed conversion of
               stock options                                                        2,835,000           4,000,000
                                                                                   ----------          ----------

              Weighted average number of
               common shares outstanding                                           19,400,649          13,742,500
                                                                                   ==========          ==========



14. Acquisition of subsidiary, Fuji Fabrication, SDN BHD:

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
                                                              ========

                      SETO HOLDINGS, INC. AND SUBSIDIARIES
                 (Formerly Semicon Tools, Inc. and Subsidiaries)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS









15. Acquisition of subsidiary, Southsonic Corporation, Inc., SDN BHD:

        On September 1, 1998, the Company purchased 100% of common shares of Southsonic Corporation, Inc., SDN BHD in a transaction to be accounted for as a purchase. The Company issued 1,270,000 shares of its common stock valued at $.51 per share.

        The assets acquired consisted of four buildings, with a value of $657,894.



16. Disposition of subsidiary, Teik Tatt Holding Co., SDN BHD:

        As described in Note 2, the acquisition of 100% of the outstanding shares of Teik Tatt Holding Co., SDN BHD was reversed effective September 15, 1998. The operating results of Teik Tatt Holding Co., SDN BHD for the nine and three months ended October 31, 1998 are shown separately in the accompanying statement of income. The net sales of Teik Tatt Holding Co., SDN BHD for the nine and three months ended October 31, 1998 were $22,297,199 and $3,505,431, respectively.

Item 2.  Managements Discussion and Analysis or Plan of Operation

General

1. On September 15, 1998, the Company reversed its acquisition of Teik Tatt Holding (1979) Sdn Bhd ("TTH") because of the unsuspected disappearance and reduction of credit facilities in Malaysia. This turn of events mitigated against TTH's growth and dimmed its future. Nevertheless, the transaction was mutually deemed acceptable and in the best interests of both parties.

   The discontinuance of the TTH subsidiary and its operations reflects on the Company's Statement of Income as a non-cash, accounting transaction except for approximately $50,000 under the 1998 nine months column. The latter amount was expended for purposes of public relations, financing searches and miscellaneous expenses directly associated with TTH's business and presence in the corporate structure. These transactions are one time events and for this reason, Management feels it will address the portion of the Statement of Income above the Discontinued Operations line for the remainder of the discussion.

2. In spite of the dissociation from TTH, the Company still has a presence in Malaysia which it expects will become more significant in time, especially Fuji Fabrication Sdn Bhd. Accordingly, economic and political conditions there, and in Southeast Asia as a whole, will remain of importance to the Company.
Management believes that steps taken by the Malaysian Government since the outset of the areas downturn, have had a calming and stabilizing effect. In any event, although no assurance can be given, the Company believes that there will be no adverse effect on its operations or financial condition during 1999.

FINANCIAL CONDITION
    The Company's financial condition remains healthy. Reflecting its highest level of sales for a quarter from its long existing business and the advent of the revenues beginning to be derived from its cellular phone battery product line, a comparison of the Balance Sheet at October 31, 1998 to July 31, 1998 follows:

       1. Total assets increased by 1.5% to $2,794,046 and current assets increased by 2.8% to $1,137,410.

       2. Mainly because accounts receivable increased by 50.6% to match the sales growth, current liabilities increased by 3.1% to $746,715.

       3. Other Balance Sheet comparisons which Management views as also consistent with increased revenues are:

              a. Long term debt, net of current portions, increased by 3.4%
              b. Current debt items increased by 9.6% c. Cash decreased by 56.5%

RESULTS OF OPERATIONS

    Discounting the TTH results while it was a part of the Company, for the nine months ended October 31, 1998, SETO experienced its highest sales in the history of the Company. In addition, for the nine month period ending October 31, 1998, its income for the continuing operations is also its highest. These results are attributable to most of the present product lines, especially ceramics, dicing blades and scribes and the start of the sales for the cellular phone batteries. The Company anticipates this trend to continue for the balance of the fiscal year and into next year. Management reports that the annual sales will be its highest for the continuing business product lines.

    In the nine months ended October 31, 1998 compared to the nine months ended October 31, 1997, sales increased from $1,491,823 to $1,882,093 or 26%; gross profit margins continued in the 65% range and income from continuing operations was $194,893, compared to 1997's $109,007 or an increase of 78.8% ($85,886).

    Sales for the quarter ended October 31, 1998 for the continuing operations was the highest quarter in the Company's history. Net sales for the quarter ended October 31, 1998 were $684,811 as compared to $559,043 for the comparable period ending October 31, 1997, an increase of 23%. Income from continuing operations for the quarter ended October 31, 1998 were $56,192, 8.2% of sales, compared to a slightly higher $64,205, or 11.5% for the comparable period ended October 31, 1997. An out of normal cost of sales of 47.1 % due to a unique mix of products was the cause of the anomaly.


    With regard to cost of sales, as the cellular phone battery business grows it will impact the average gross profit historical figure of 65%. The material cost of manufacturing the batteries will be the reason whereas the labor costs remain in line. As volume grows cost of materials will decrease considerably.

    Management continues to take steps to hold expenses at its current favorable level and to identify new and more economical sources of supply.


Liquidity and Capital Resources

    At October 31, 1998, the Company had current assets of $1,347,410 and current liabilities of $746,715 yielding a positive working capital position of $600,695 and a current ratio of 1.8:1. These routine measures of a company's ability to meet current obligations reflects positively on the Company's liquidity and internal resources for the current level of business and will contribute to satisfying its suppliers of goods and services concerned about credit-worthiness.

    As for growth capital, to some extent it should be satisfied by the recent increase received from the Company's Bank in its outstanding line of credit which rose to $500,000 from $350,000. However because of the anticipated increase in sales, especially in its cellular phone battery products line manufactured in Malaysia by its wholly-owned subsidiary, Fuji Fabrication Sdn Bhd, the Company has been seeking additional capital, a combination of debt and equity. However, no definite funding source has yet been identified and no assurance can be given that such financing will be obtained on commercially reasonable terms, or at all.

    During the quarter, certain stock options were exercised in the amount of $35,000 and the Company initiated its stock buyback program by purchasing 29,400 shares in October 1998 and 20,000 in December 1998. Although the Company still feels that the market price of the its shares are undervalued, it has decided to delay its buyback program for a while and utilize the capital for the growth of the Company.



    During the quarter ending October 31, 1998, the Company purchased a computer precision saw for $33,000 in conjunction with the increase of its ceramic value added fabrication product line, of which $24,000 was financed. As at the end of the quarter, there were no material commitments for like capital expenditures.

Effects of Foreign Currency Fluctuations
    The Company's foreign operations are subject to certain risks related to fluctuations in foreign currency exchange rates. As of now, the fixing of the Malaysian ringgit at 3.8 to the US dollar has stabilized matters and mitigated any material adverse effect on net income. However in the future, that exchange rate could float and fluctuate and could impact results of operations or financial position. If it does, the Company does not expect results will be materially changed.

Disclosure about Market Risk
The Company is exposed to market risks primarily from changes in interest rates and foreign currency exchange rates. To manage exposure to these fluctuations, the Company occasionally enters into various hedging transactions. The Company does not use derivatives for trading purposes, or to generate income or to engage in speculative activity, and the Company never uses leveraged derivatives. The Company does not use derivatives to hedge the value of its net investments in these foreign operations. The Company exposure to foreign exchange rate fluctuations results from investment in foreign ventures in Malaysia and from the Company's share of the earnings of these operations, which are denominated in the Malaysian ringgit.

Year 2000 costs
The Company currently operates numerous date-sensitive computer application and network systems throughout its business. As the century change approaches, it is essential for the Company to ensure that these systems properly recognize the year 2000 and continue to process operations and financial information. The Company recently upgraded its computer system and is year 2000 compliant.





Impact of Inflation
Although it is difficult to predict the impact of inflation on costs and revenues of the Company in connection with the Company's products, the Company does not anticipate that inflation will materially impact its costs of operations or the profitability of its products.

Forward-Looking Statements
This "Managements Discussion and Analysis or Plan of Operation", contains statements which are not historical facts and are forward- looking statements which reflect managements expectations, estimates and assumptions. Such statements are based on information available at the time this form 10QSB was prepared and involved risks and uncertainties that could cause future results, performance or achievements of the Company to differ significantly from projected results. Factors that could cause actual future results to differ materially include, among others, the risks of doing business in Malaysia and southeast Asia, including, without limitation: economic and political conditions, foreign currency translation risks, tariffs and other foreign trade policies and dependance on inexpensive labor in such countries, partial dependence on the semiconductor manufacturing industry, availability of raw materials, intense competition and technological obsolescence.