Form 10KSB
period 1999-01-31
SETO HOLDINGS INC
filed 1999-05-03
CIK 794998

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark one)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended January 31, 1999

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from
                  _________ to __________

Commission file number 33-5820-LA

                                 SETO HOLDINGS, INC.
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

                              N/A
                                (Title of class)

                                            INDEPENDENT AUDITORS' REPORT



Board of Directors
Seto Holdings, Inc. and Subsidiaries
(Formerly Semicon Tools, Inc. and Subsidiaries)
Briarcliff Manor, New York


     We have audited the consolidated balance sheet of Seto Holdings, Inc. (formerly Semicon Tools, Inc.) and Subsidiaries as of January 31, 1999 and the related consolidated statements of income (loss), comprehensive income, cash flows and changes in shareholders equity for the years ended January 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of DTI Technology, SDN BHD and Fuji Fabrication SDN BHD, wholly owned subsidiaries, which statements reflect total assets of $959,985 at January 31, 1999 and total sales for the years ended January 31, 1999 and 1998 of $675,022 and $122,777, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for DTI Technology, SDN BHD and Fuji Fabrication, SDN BHD, is based solely on the report of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Seto Holdings, Inc. (formerly Semicon Tools, Inc.) and Subsidiaries as of January 31, 1999 and the results of their operations and their cash flows for the years ended January 31, 1999 and 1998, in conformity with generally accepted accounting principles.





ZELLER WEISS & KAHN
April 28, 1999
Mountainside, New Jersey
                                                                           F-1

                                       SETO HOLDINGS, INC. AND SUBSIDIARIES
                                 (FORMERLY SEMICON TOOLS, INC. AND SUBSIDIARIES)

                                  CONSOLIDATED BALANCE SHEET - JANUARY 31, 1999






                                                      ASSETS


Current assets:
  Cash                                                        $   66,052
  Accounts receivable, less allowance
   for doubtful accounts of $10,500                              388,464
  Inventory                                                      760,698
  Prepaid expenses and other current assets                       34,310
  Deferred tax asset, current portion                            108,000
                                                               ----------
    Total current assets                                       1,357,524
                                                               ---------

Property and Equipment                                           579,757
                                                               ---------

Other assets:
  Goodwill, net of amortization                                  116,217
  Security deposits                                               15,550
  Deferred tax asset, net of current portion                     216,000
  Loan receivable, officer                                        10,815
                                                              ----------
                                                                 358,582
                                                               ----------

                                                              $2,295,863
                                                              ==========


                                       LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
  Current portion of long-term debt                           $  145,260
  Notes payable, bank                                            335,000
  Accounts payable                                               266,633
  Accrued expenses                                                44,761
                                                               ----------
    Total current liabilities                                    791,654
                                                               ----------

Long-term debt, net of current portion                           222,847
                                                               ----------

Deferred lease liability                                           4,500
                                                                   -----

Commitments and contingencies

Shareholders' equity:
  Common stock par value $.001; 100,000,000
   shares authorized 10,548,500 shares issued                     10,549
  Additional paid in capital                                   2,779,625
  Currency translation adjustment                            (   119,374)
  Retained earnings (deficit)                                ( 1,378,772)
                                                              ----------
                                                               1,292,028
  Less common shares held in treasury, 49,400
   shares at cost                                                 15,166
                                                             -----------

  Total shareholders equity                                    1,276,862
                                                               ---------

                                                              $2,295,863
                                                              ----------




     See notes to consolidated financial statements.
                                                                           F-2

                         SETO HOLDINGS, INC. AND SUBSIDIARIES
                   (FORMERLY SEMICON TOOLS, INC. AND SUBSIDIARIES)

                       CONSOLIDATED STATEMENT OF INCOME (LOSS)

                        YEARS ENDED JANUARY 31, 1999 AND 1998









                                                                      1998
                                                    1999            Restated

Net sales                                       $2,646,650         $1,931,606

Cost of sales                                    1,036,651            555,505
                                                ----------         ----------

Gross profit                                     1,609,999          1,376,101

Selling, general and administrative
 expenses                                        1,432,671          1,172,175
                                                ----------         ----------

Income from operations                             177,328            203,926
                                                ----------         ----------

Other income (expenses):
  Interest expense                             (    53,647)       (    35,701)
  Loss on foreign currency exchange            (       900)       (    37,719)
                                                 ----------         ----------
                                               (    54,547)       (    73,420)
                                                 ----------         ----------

Income before income taxes                         122,791            130,506

Deferred income tax (benefit)                  (   109,750)       (   120,500)
                                                 ----------         ----------

Income from continuing operations                  232,541            251,006
                                                 ----------         ----------

Discontinued operations:
  Income from operations of subsidiary           1,017,537            378,580
  Loss on disposal of subsidiary               ( 1,477,040)
                                                ----------          ----------

                                               (   459,503)           378,580
                                                 ----------         ----------

Net income (loss)                              ($  226,962)        $  629,586
                                                 ==========         ==========

Earnings per share information:
  Income from continuing operations             $      .02         $      .02
                                                 ----------         ----------

Discontinued operations:
  Income from operations of subsidiary                 .06                .03
  Loss on disposal of subsidiary               (       .09)
                                                 ----------         ----------
                                               (       .03)               .03
                                                 ----------         ----------

  Net income (loss) per share                  ($      .01)        $      .05
                                                 ==========          ==========










     See notes to consolidated financial statements.
                                                                            F-3

                                     SETO HOLDINGS, INC. AND SUBSIDIARIES
                                (FORMERLY SEMICON TOOLS, INC. AND SUBSIDIARIES)

                                CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                     YEARS ENDED JANUARY 31, 1999 AND 1998
























                                                     1999             1998
                                                     ----             ----


Net income (loss)                                 ($226,962)        $629,586

Other comprehensive income, net of tax:
  Foreign currency translation adjustment           466,126        ( 585,500)
                                                   --------         --------

Comprehensive income                               $239,164         $ 44,086
                                                   ========          ========




























     See notes to consolidated financial statements.
                                                                          F-4

                                     SETO HOLDINGS, INC. AND SUBSIDIARIES
                                (FORMERLY SEMICON TOOLS, INC. AND SUBSIDIARIES)

                                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                     YEARS ENDED JANUARY 31, 1999 AND 1998







                                                                                                          1998
                                                                                         1999           Restated

Operating activities:
  Income form continuing operations                                                   $232,541           $251,006
  Adjustments to reconcile net income to cash
   provided by continuing operations:
     Depreciation and amortization                                                      50,667             42,599
     Compensatory stock issued                                                           5,000
     Loss on foreign currency exchange                                                     900             37,719
     Changes in other operating assets and
      liabilities:
        Accounts receivable                                                         (  85,190)         ( 132,849)
        Inventories                                                                 ( 382,242)         ( 161,318)
        Prepaid expenses and other current assets                                       20,803             26,036
        Deferred tax assets                                                         ( 109,750)         ( 120,500)
        Other assets                                                                     3,861         (   4,072)
        Accounts payable and accrued expenses                                          189,655             68,034
        Deferred lease liability                                                         4,500
                                                                                      --------           --------

        Net cash provided by (used in) operating
         activities                                                                 (  69,255)              6,655
                                                                                     --------            --------

Investing activities:
  Purchase of property and equipment                                                ( 341,440)         (  57,140)
  Increase in loan receivable, officer                                              (  10,815)
                                                                                     --------            --------

        Net cash used in investing activities                                       ( 352,255)         (  57,140)
                                                                                     --------           --------

Financing activities:
  Proceeds from issuance of common stock                                               120,000                500
  Proceeds from financing                                                              387,352            251,283
  Payment of debt                                                                   ( 140,387)         ( 211,537)
  Purchase of treasury stock                                                        (  15,166)
                                                                                     --------            --------

        Net cash provided by financing activities                                      351,799             40,246
                                                                                      --------           --------

Effect of exchange rate changes on cash                                                 29,668
                                                                                      --------           --------

Net decrease in cash                                                                (  40,043)         (  10,239)

Cash, beginning of year                                                                106,095            116,334
                                                                                      --------           --------

Cash, end of year                                                                     $ 66,052           $106,095
                                                                                      ========           ========










     See notes to consolidated financial statements
                                                                            F-5

                           SETO HOLDINGS, INC. AND SUBSIDIARIES
                    (FORMERLY SEMICON TOOLS, INC. AND SUBSIDIARIES)

                    CONSOLIDATED STATEMENT OF  CHANGES IN SHAREHOLDERS' EQUITY

                                     YEARS ENDED JANUARY 31, 1999 AND 1998




                                                                                   Equity
                                                                                 adjustment
                                                                    Additional   from foreign    Retained                    Total
                                                         Common      paid in      currency       earnings    Treasury  Shareholders'
                                             Shares       stock       capital     translation   (deficit)     stock        equity
                                             ------       -----       -------     -----------    -------      -----        ------


Balance, January 31, 1997                  9,367,500    $ 9,368     $2,517,945                ($1,781,396)              $  745,917

Shares issued for services                   500,000        500                                                                500

Issuance of shares regarding acquisition
 of subsidiary, Teik Tatt, SDN BHD        10,000,000     10,000      6,614,144                                           6,624,144

Foreign currency translation adjustment
 for the year ended January 31, 1998                                             ($585,500)                            (   585,500)

Net income for the year ended January 31,
 1998                                                                                             629,586                  629,586
                                          ----------     -------     ----------    --------    ----------     -------    ----------

Balance, January 31, 1998                 19,867,500      19,868     9,132,089   ( 585,500)   ( 1,151,810)               7,414,647
Cancellation of shares issued regarding
 acquisition of subsidiary, Teik Tatt,
 SDN BHD                                 (10,000,000)   ( 10,000)  ( 6,614,143)                                        ( 6,624,143)

Issuance of shares regarding acquisition
 of subsidiary, Fuji Fabrication, SDN BHD    100,000         100        99,900                                             100,000

Shares issued for cash                       450,000         450       119,550                                             120,000
Shares issued for services                   131,000         131        42,229                                              42,360

Purchase of treasury stock                                                                                  ($15,166)  (    15,166)

Foreign currency translation adjustment
 for the year ended January 31, 1999                                               466,126                                 466,126

Net loss for the year ended January 31,
 1999                                                                                         (   226,962)             (   226,962)
                                            ----------     -------   ----------   --------     ----------    -------    ----------

Balance, January 31, 1999                   10,548,500     $10,549  $2,779,625   ($119,374)   ($1,378,772)  ($15,166)   $1,276,862
                                            ==========     =======   ==========   ========     ==========    =======    ==========





     See notes to consolidated financial statements.
                                                                           F-6

                                     SETO HOLDINGS, INC. AND SUBSIDIARIES
                                (FORMERLY SEMICON TOOLS, INC. AND SUBSIDIARIES)

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS









1.      Organization of the Company:

     Seto Holdings, Inc. (the "Company"), a Nevada corporation, is primarily in the business of selling small precision disposable diamond and other base material tools used to cut and separate electronic components and devices. In addition, it has three subsidiaries with their own product lines.


     One of the Company's wholly-owned subsidiaries, East Coast Sales Company, Inc. ("ECS") is a Connecticut corporation which distributes and fabricates industrial ceramic products and distributes clean room supplies and tools. This company, which was acquired on January 26, 1990, was accounted for in a manner similar to the pooling of interests method of accounting. The total cost of the acquisition, $309,000, was paid for by the issuance of a $300,000 note, bearing interest at 10% per annum, and the issuance of 60,000 shares of the Company's $.001 par value common stock.

     The Company's wholly-owned subsidiary, DTI Technology, SDN BHD is a Malaysian company which manufactures a product line similar to that of Seto Holdings, Inc. Seto Holdings, Inc. acquired the assets of DTI Technology, SDN BHD on June 22, 1996. The total cost of the acquisition, $125,048, was paid for by the issuance of 300,000 shares of the Company's $.001 par value common stock with a negotiated fair value of $.42 per share.


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



2. Summary of significant accounting policies:

     Principles of consolidation: The consolidated financial statements of Seto Holdings, Inc. and subsidiaries include all the accounts of Seto Holdings, Inc., East Coast Sales Company, DTI Technology, SDN BHD and Fuji Fabrication SDN BHD after elimination of all significant intercompany transactions and accounts. The financial statements give retroactive effect to the disposition of Teik Tatt Holding Co., SDN BHD.

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

        Foreign currency translation policy:
         For foreign subsidiaries whose functional currency is the local foreign currency, balance sheet accounts are translated at exchange rates in effect at the end of the year and income statement accounts are translated at average exchange rates for the year . Translation gains or losses are included as a separate component of shareholders' equity. Exchange differences arising from foreign currency translation are included in the profit and loss account.

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

                                      SETO HOLDINGS, INC. AND SUBSIDIARIES
                                 (FORMERLY SEMICON TOOLS, INC. AND SUBSIDIARIES)

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS









2.      Summary of significant accounting policies (continued):

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

        Post retirement benefits:
         OnDecember 31, 1990, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Post Retirement Benefits Other Than Pensions." SFAS No. 106 requires that companies recognize the cost of providing post retirement health care and other non-pension benefits over the employees' service periods, rather than as the benefits are paid. The Company does not provide any non-pension post retirement benefits at the present time.

        Allowance for doubtful accounts:
         Anallowance for doubtful accounts has been established based on management's review of the outstanding accounts receivable balance and their determination of possible uncollectible accounts.

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

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS








3. Nature of operation, risks and uncertainties:

        The Company currently has a minuscule share of the dicing blade and ceramics market. There can be no assurance that the Company will be able to increase its market share or that the market will increase. Furthermore, the Company faces the possibility of adverse market conditions from technological changes, shifting product emphasis among competitors and the entry of new competitors into the market.



4. Property and equipment:

    Major classifications of property and equipment are as follows:



        Leasehold improvements                                 $   97,516
        Manufacturing equipment                                   977,470
        Office equipment                                           51,269
                                                                ----------
                                                                1,126,255
        Less accumulated depreciation                             546,498
                                                                  -------

                                                               $  579,757
                                                                ==========




5.      Goodwill:

     On January 26, 1990, the Company acquired East Coast Sales Company (its wholly-owned subsidiary) for a cost of $309,000. The purchase price exceeded the fair value of the assets by $134,281 which amount was assigned to goodwill, and is being amortized on a straight-line basis over forty years. Accumulated amortization of goodwill aggregated $38,757 as of January 31, 1999.

     On June 30, 1998, the Company acquired Fuji Fabrication, SDN BHD for a cost of $100,000. The purchase price exceeded fair value of the assets by $20,999, which amount was assigned to goodwill and is being amortized over a forty year period. Accumulated amortization of goodwill aggregated $306 as of January 31, 1999.

                                      SETO HOLDINGS, INC. AND SUBSIDIARIES
                                 (FORMERLY SEMICON TOOLS, INC. AND SUBSIDIARIES)

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS







6. Commitments and contingencies:

     In April 1998, the Company moved its New York operations and is currently obligated under a lease agreement with an entity owned by an officer of the Company which expires on April 30, 2013. Annual rent expense is as follows:
$60,000 for each of the first five years, $66,000 for each of the second five years and $72,000 for each of the final five years. The Company is also obligated for insurance and the increase in real estate taxes over the base year as stipulated in the lease. This lease requires the following future minimum rental payments:



              January 31, 2000                              $ 60,000
              January 31, 2001                                60,000
              January 31, 2002                                60,000
              January 31, 2003                                60,000
              January 31, 2004                                64,500
              Thereafter                                     640,500
                                                            --------
                                                            $945,000
                                                            ========

        Rent expense amounted to $69,483 for the year ended January 31, 1999.

        The Company also leases three vehicles under operating leases with terms expiring through 1999. Total lease expense was $33,317 and $33,597 for the year ended January 31, 1999 and 1998, respectively.



7. Common stock:

        During the year ended  January  31,  1999,  the Company  issued  450,000 shares of its common shares with net proceeds of $120,000 upon the exercise of certain common stock purchase options.

        The Company  issued  100,000 shares of its common shares to acquire Fuji
         Fabrication, SDN BHD and 1,270,000 shares to acquire Southsonic Corporation, Inc., SDN BHD, 1,200,000 of which were returned to the Company and cancelled (see Note 1). It also issued 36,000 shares for certain consulting and professional services rendered.



8. Notes payable and long-term debt:

        The Company has an outstanding line of credit with the a bank for $500,000. Interest is payable monthly at a rate of 1% per year over prime. The loan is secured by the personal guarantee of the Company's president and the assets of Seto Holdings, Inc. At January 31, 1999, the Company had utilized $335,000 of this line.

                                      SETO HOLDINGS, INC. AND SUBSIDIARIES
                                (FORMERLY SEMICON TOOLS, INC. AND SUBSIDIARIES)

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS









8.      Notes payable and long-term debt (continued):

        Long-term debt consists of the following:

                                                          Balance
                                                         January 31,
                                             Rate           1999       Maturity

        Notes payable:
           Bank                    (a)     Prime + 1%     $ 41,291       2001
           Shareholder             (b)            10%      104,816       2002
           Shareholder             (c)            15%      222,000       2004
                                                          --------
                                                           368,107
           Less current portion                            145,260
                                                           -------
                                                          $222,847
                                                          ========


        (a) The note is payable in monthly installments of $1,989 including interest. Machinery and equipment with a cost of $57,000 is pledged as collateral.

        (b) The note is payable in monthly installments of $4,053 including interest.

        (c)      The note is payable as follows:

                               March 15, 1999                       $25,000
                               April 15, 1999                        13,500
                               May 15, 1999                          13,500


             The   remaining   balance  of  $170,000  is  payable  in  monthly
             installments  of  $4,731   beginning  March  15,  1999  through
             February 2003.


        The maturities of these loans are as follows:


                        January 31, 2000                     $145,260
                        January 31, 2001                      102,664
                        January 31, 2002                       63,739
                        January 31, 2003                       51,772
                        January 31, 2004                        4,672

                                      SETO HOLDINGS, INC. AND SUBSIDIARIES
                                (FORMERLY SEMICON TOOLS, INC. AND SUBSIDIARIES)

                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






9. Income taxes:

        Effective  February 1, 1993, the Company adopted  Statement of Financial
         Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), the cumulative effect of which was not material to the consolidated financial statements and is therefore not presented separately. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date; this effect was immaterial for the years ending January 31, 1999 and 1998. The deferred tax asset less the deferred tax liabilities has been reduced by a valuation allowance equal to the net tax benefit in excess of the estimated taxable profits over the next three years.

        Provision for income taxes (benefit):
                                                   1999              1998
                                                   ----              ----

                  Current                            0            $ 58,718
                  Deferred                   ($109,750)          ( 179,218)
                                               --------            --------
                    Total benefit            ($109,750)          ($120,500)
                                              ========            ========


        Areconciliation of the income tax provision at the federal statutory rate to the income tax provision at the effective tax rate is as follows

                                                         1999             1998
                                                         ----             ----
              Income tax computed at the
                 federal statutory rates                   0           $ 44,968
              State tax (net of federal benefit)           0             13,750
              Net operating loss carryforward      ($109,750)         ( 179,218)
                                                    --------           --------

              Provision (credit) for income taxes  ($109,750)         ($120,500)
                                                    ========           ========


        The components of deferred tax assets and liabilities consist of the following:

        Deferred tax asset:

           Net operating loss carryforward         $475,000            $480,000
                                                   --------            --------

              Total deferred tax asset              475,000             480,000

              Valuation allowance                   151,000             265,750
                                                   --------            --------

                                                   $324,000            $214,250
                                                   ========            ========

                                      SETO HOLDINGS, INC. AND SUBSIDIARIES
                                 (FORMERLY SEMICON TOOLS, INC. AND SUBSIDIARIES)

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS







9.      Income taxes (continued):

        The Company  has a net  operating  loss carry  forward of  approximately
         $1,600,000 for federal and state purposes which will expire in 2008.



10. Employment and consulting agreements:

        Employment agreements:

        On May 1, 1996, the Company entered into employment  agreements with its
         President and Vice President. The term of the agreements covers a five year period expiring April 30, 2003. Compensation is set at a base of $100,000 and $75,000 for the President and Vice President, respectively, with each getting a bonus of 5% of the increase in Seto Holdings, Inc./East Coast Sales consolidated net income over the net income from the previous years. Each employee also received 1,000,000 stock options at $.25, 1,000,000 stock options at $.10 and 500,000 stock options at $.50. The options were not part of the 1997 Non-statutory Stock Option Plan effectuated March 25, 1997. As of January 31, 1999, none of these options had been exercised.

        On July 15, 1998, the Company entered into an employment agreement with the acting secretary of the Company. The term of the agreement covers a five year period expiring July 15, 2003. Compensation is set at a base of $55,000 with a bonus of 2% of any increase in Seto Holdings, Inc./East Coast Sales consolidated net income over the net income from the previous years. The employee also received 500,000 stock options exercisable at $.50 per share, none of which have been exercised as of January 31, 1999. These options were not part of the 1997 non-statutory stock option Plan effectuated March 25, 1997.

        Consulting agreements:

        On January 1, 1998, the Company granted a consultant an option to purchase 100,000 shares of common stock of Seto Holdings,Inc. at a price of $.05 per share for a period of three years from the date of signing. This option was issued for services the consultant provided which were related to the Teik Tatt acquisition. The shares underlying these options were issued pursuant to the Company's 1997 Non-Statutory Stock Option Plan. The option was exercised February 6, 1998.

        On February 9, 1998, the Company entered into a consulting agreement for the period February 9, 1998 to December 31, 1998, subsequently extended to December 2000 for strategic planning, corporate planning, merger and acquisition and divestiture advice. In consideration for the consulting services, the Company granted an option to the consultant to purchase 600,000 shares of common stock at a price of $.50 per share for a period of two years commencing four months from the date of signing. This

                                      SETO HOLDINGS, INC. AND SUBSIDIARIES
                                 (FORMERLY SEMICON TOOLS, INC. AND SUBSIDIARIES)

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS








10.  Employment and consulting agreements (continued):

        Consulting agreements (continued):

         option was reduced to 300,000 shares at $.25 per share. The shares underlying these options were issued pursuant to the Company's 1997 non-statutory Stock Option Plan, 100,000 shares were issued subsequent to January 31, 1999.

        Also on  February  9,  1998,  the  Company  entered  into  a  consulting agreement for the period February 9, 1998 to December 31, 1998 and subsequently extended to December 2000 for strategic planning, corporate planning, merger and acquisition and divestiture advice. In consideration for the consulting agreement the Company granted an option to purchase 100,000 shares of common stock at a price of $.50 per share for a period of two years commencing four months from the date of the signing of this agreement. 50,000 options have been exercised. The shares underlying these options will be registered under the Securities Act of 1933.

        On July 1, 1998, the Company entered into a consulting agreement for the period July 1, 1998 to June 30, 1999 for strategic planning, corporate planning, mergers and acquisitions and divestiture advice. In consideration for the consulting agreement the Company granted an option to purchase 1,000,000 shares of its common stock at a price of $.50 per share for one year from the date of signing this agreement. This option was reduced to 100,000 shares at $.30 per share.




11. Computation of earnings per share:



                                                        1999            1998
                                                        ----            ----
              Weighted average number of
               common shares outstanding             10,300,219       9,276,741

              Assumed conversion of
               stock options                                          1,335,615
                                                     ----------       ---------

              Weighted average number of
               common shares outstanding             10,300,219      10,612,356
                                                     ==========      ==========



        The  conversion  of stock  options  was not  assumed  for the year ended
         January 31, 1999 as the effect would be antidilutive.

                                      SETO HOLDINGS, INC. AND SUBSIDIARIES
                                 (FORMERLY SEMICON TOOLS, INC. AND SUBSIDIARIES)

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS







12. Acquisition of subsidiary, Fuji Fabrication, SDN BHD:

        On June 30, 1998, the Company purchased 100% of the outstanding common shares of Fuji Fabrication, SDN BHD in a transaction to be accounted for as a purchase. The Company issued 100,000 shares of its common stock valued at $1.00 per share.

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
                                                                    ========



13. Disposition of subsidiary, Teik Tatt Holding Co., SDN BHD:

        In November 1997, the Company issued 10,000,000 shares of unregistered common shares in exchange for 100% of the outstanding shares of Teik Tatt Holding Co., SDN BHD, a Malaysian corporation, which manufactures rubber bands, plastic ropes and recycles plastic and metal from wire cable, electronic devices and circuit boards. The acquisition was valued at the book value of the acquired company of $6,560,000 or approximately $.66 per share. The transaction was reversed effective September 15, 1998 when the Company returned all of the acquired shares of Teik Tatt Holding Co. in exchange for the 10,000,000 shares of its common stock, which were immediately cancelled.


14. Common stock options outstanding:

        On March 25, 1997, the Company  effectuated a Non-statutory Stock Option
         Plan for the purpose of advancing the interests of the Company and its stockholders by helping the Company obtain and retain the services of key management employees, officers, directors and consultants. The Plan is administered by the Non-statutory Stock Option Committee of the Board of Directors of the Company. The committee has full authority and

                                       SETO HOLDINGS, INC. AND SUBSIDIARIES
                                 (FORMERLY SEMICON TOOLS, INC. AND SUBSIDIARIES)

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS







14. Common stock options outstanding (continued):

         discretion to determine the eligible participants to be granted the options, the date of issuance, exercise price and expiration date. The total number of shares set aside for the Plan is 6,500,000. As of January 31, 1999, 950,000 options had been issued under the Plan, of which 220,000 had been exercised by April 1999.

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

        Summary of options are as follows:

                                                                                      Exercise         Expiration
                                                     Date             Amount            Price              Date

        Eugene Pian, Officer                       05/01/96          1,000,000            $.25           05/01/01
        Eugene Pian, Officer                       02/13/97          1,000,000             .10           05/01/01
        Eugene Pian, Officer                       07/15/98            500,000             .50           06/30/03
        Craig Pian, Officer                        05/01/96          1,000,000             .10           05/01/01
        Craig Pian, Officer                        02/13/97          1,000,000             .10           05/01/01
        Craig Pian, Officer                        07/15/98            500,000             .50           06/30/03
        Francine Pian, Officer                     07/15/98            500,000             .50           06/30/03

        Tan Hun Chin, Director                     11/27/97         $  500,000             .10           11/27/00
        Consultant                                 06/19/98            300,000             .25           06/09/00
        Consultant                                 07/01/98            100,000             .30           04/30/99
        Employee                                   11/05/97             25,000             .05           11/05/99
        Employee                                   11/05/97             25,000             .05           11/05/99



15. Principal products and segmentation of sales:

        The Company's principal products are industrial ceramics, diamond cutting tools and cellular batteries. The tools include dicing blades which are components of precision electronic saws, scribes which are used to cut silicon wafers, porcelain and ceramic molds and dressers which are used for the shading and forming of grinding wheels in the machine tool industry.

                                      SETO HOLDINGS, INC. AND SUBSIDIARIES
                                 (FORMERLY SEMICON TOOLS, INC. AND SUBSIDIARIES)

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS









15.     Principal products and segmentation of sales (continued):

        Financial information relating to the principal industry segments and classes of products:

                                                                                                      January 31,
                                                                                  January 31,            1998
                                                                                      1999             Restated
           Sales to customers:
            Industry A:
               Ceramics                                                            $1,461,621         $ 1,225,248
            Industry B:
               Diamond tools                                                          617,140             554,695
            Industry C:
               Cellular batteries                                                     428,850
            Miscellaneous                                                             139,039             151,663
                                                                                   ----------         -----------
                                                                                   $2,646,650         $ 1,931,606
                                                                                   ==========         ===========

         Operating profit or loss:
            Industry A                                                             $  438,477         $   409,901
            Industry B                                                           (   353,558)       (    279,395)
            Industry C                                                                 37,872
                                                                                   ----------         -----------

                                                                                   $  122,791         $   130,506
                                                                                   ==========         ===========
         Identifiable assets:
            Industry A                                                             $  441,285          $  397,069
            Industry B                                                              1,303,039             719,554
            Industry C                                                                116,819
                                                                                   ----------          ----------

                                                                                   $1,861,143          $1,116,623
                                                                                   ==========          ==========



        Two customers each accounted for more than 10% of total sales and together accounted for approximately 44% of total sales for the year ended January 31, 1999.


        Foreign and domestic operations and export sales:


                                                                                  January 31,         January 31,
                                                                                     1999                1998
           Sales to customers:
              United States                                                        $1,604,300          $1,170,868
              Far East                                                                476,970             348,108
              Canada                                                                  565,380             412,630
                                                                                   ----------          ----------
                                                                                   $2,646,650          $1,931,606
                                                                                   ==========          ==========


                                      SETO HOLDINGS, INC. AND SUBSIDIARIES
                                 (FORMERLY SEMICON TOOLS, INC. AND SUBSIDIARIES)

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS







15.     Principal products and segmentation of sales (continued):

                                                                                                      January 31,
                                                                                  January 31,            1998
                                                                                     1999              Restated
           Operating profit:
              United States                                                        $   74,431          $   79,108
              Far East                                                                 22,129              23,519
              Canada                                                                   26,231              27,879
                                                                                   ----------          ----------
                                                                                   $  122,791          $  130,506
                                                                                   ==========          ==========

           Identifiable assets:
              United States                                                        $1,128,156          $  676,856
              Far East                                                                335,410             201,234
              Canada                                                                  397,577             238,533
                                                                                   ----------          ----------
                                                                                   $1,861,143          $1,116,623
                                                                                   ==========          ==========



16. Year 2000 compliance:

        The Company operates date sensitive computer equipment in its operations in the United States and Malaysia. The accounting and bookkeeping computer programs have been upgraded to be year 2000 compliant at a cost of less then $1,000 in the United States. The Company's domestic manufacturing equipment is not date-sensitive. The Company purchased all-new manufacturing and computer equipment in Malaysia, which is year 2000 compliant, at a cost of approximately $200,000.

        Like many other businesses, the Company is at risk from year 2000 failures on the part of its suppliers.



17. Supplemental cash flow information:

                                                                                                          1998
                                                                                       1999             Restated

        Interest paid during the year                                                $ 53,656          $   35,701
                                                                                     ========          ==========
        Income taxes paid during the year                                            $      0          $        0
                                                                                     ========          ==========

        Supplemental schedule of non-cash investing and financing activities:
            Issuance of common shares for purchase
             of subsidiary                                                           $100,000

        Reconciliation of increase in cash:
         Cash at beginning of year, as originally
           reported                                                                                    $1,352,231
         Decrease in cash resulting from disposition
           of foreign subsidiary                                                                        1,235,897
         Cash at beginning of year, as restated                                                        $  116,334



GENERAL

During the fiscal year ended January 31, 1999, Seto Holdings, Inc. (the "Company") altered its business plans and objectives and reorganized its subsidiaries and their product lines for faster growth into two major groupings:
Technical Products to Industry with three (3) operating subsidiaries; and Consumer Products with one (1) operating subsidiary. This management decision followed and was conditioned by the acquisition of Fuji and its cellular phone battery line and the disassociation from and the disposal of two other subsidiaries, TTH and Southsonic. The Company believes that an understanding of the two subsidiary reversal transactions leading to this discussion and analysis being made essentially on the continuing operations only, will be helpful.

    1. On September 15, 1998, the Company reversed its acquisition of TTH when it returned all shares that it owned as a result of the 1997 acquisition in exchange for the 10,000,000 shares of its own common stock, which shares were immediately cancelled. This transaction was mutually deemed acceptable and in the best interests of both parties following the unanticipated disappearance and reduction of credit facilities in Malaysia.

    2. On January 30, 1999, the acquisition of Southsonic was completely voided and cancelled. The action was a result of Southsonic's inability to fulfill a major condition of the acquisition agreement concerning the delivery of assets free and clear of any claim, lien, security interest, pledge, restriction, charge or encumbrance.

The discontinuance of both TTH and Southsonic subsidiaries and their operations reflect on the Company's statement of income as mostly non-cash, accounting transactions except for approximately $60,000. The latter amount was expended primarily for purposes of public relations, financing searches and miscellaneous expenses directly associated with those subsidiaries business and presence as part of the corporate structure. These transactions are one time events and for this reason, management feels it is best to address the portion of the statement of income above the discontinued operations line for the remainder of the discussion.

In spite of the disassociation from TTH and Southsonic, the Company remains with a presence in Malaysia via DTI and Fuji which it is expected will become more significant in time, especially Fuji. Accordingly, economic and political conditions there, and in Southeast Asia as a whole, will remain of importance to the Company. Management believes that steps taken by the Malaysian Government since the outset of the areas downturn in mid 1997 involving financial uncertainties have had a calming and stabilizing effect. In any event, although no assurance can be given, the Company believes that there will be no adverse effect on its operations or financial condition during 1999 because of it.


FINANCIAL CONDITION

The Company's financial condition remains healthy. Reflecting its highest level of sales for a fiscal year from its long existing business and the advent of revenues beginning to be derived from its cellular phone battery product line, a comparison of the balance sheet as of January 31, 1999 to October 31, 1998 follows:

    1. Total assets increased by 7.5% to $2,295,863 and current assets increased by 1% to $1,357,524

    2. Mainly because property and equipment increased by 11.6% to match the sales growth necessities, current liabilities increased by 11.3% to $830,949

    3. Other balance sheet comparisons which management believes is of note:

           a. Total shareholders' equity increased by 7.3% and its total assets increased by 7.5%

           b.   Notes  payable  to  bank  increased  by  21.8%   reflecting  the
                Company's drawing on its line of credit to support the working capital needs associated with its revenue

RESULTS OF OPERATIONS

Discounting the discontinued operations of TTH and Southsonic, for the fiscal year ended January 31, 1999, Seto experienced its highest annual sales in the history of the Company, its second highest income from operations (at $232,541 it was $18,455 or 7.4% less). These results are attributable to most of the present product lines, especially ceramics, diamond tools inclusive of dicing blades and scribes and the start of the sales for the cellular phone batteries. The income from continuing operations were impacted by a planned increase in public relations expenses and the move of the Company and associated get ready expenses of the new headquarters and manufacturing/warehouse facilities in Briarcliff Manor, New York.

In the fiscal year ended January 31, 1999 compared to the fiscal year ended January 31, 1998, sales increased from $1,931,606 to $2,646,650 or 37% gross profit margins continued in the 60%-65% range and income from continuing operations was $232,154 compared to 1998's $251,006.

With regard to cost of sales, as the cellular phone battery business grows it will impact the average gross profit historical figure mentioned above. The material cost of manufacturing the batteries will be the reason whereas labor costs will remain low. However, with volume growth, unit cost of materials will decrease.

Management continues to take steps to hold ongoing expenses at its current favorable level and to identify new and more economical sources of supply.

Looking ahead to the next fiscal year beginning February 1, 1999, management believes business in certain product lines will contribute to increasing total Company revenue by at least 50%.

      1.   Cellular phone batteries:

           a. An e-commerce site will be opened in the spring of 1999 for retailing.

           b. Fuji has recently received Malaysian Government exemptions from a 30% import duty tax and a 20% sales tax on battery cells.

           c. Fuji was acquired on June 30, 1998 and, thus, did not complete a full year with the Company.

           d. Cellular phones are expected to grow in the U.S. from 66.5 million to 110 million in 2002. Worldwide, 162.9 million sold in 1998.

      2. Hard disk drive parts:

           a. Company has purchase orders for these new products from two companies.

           b. The parts are consumable.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 1999, the Company had current assets of $1,357,524 and current liabilities of $830,949 yielding a positive working capital position of $526,575 and a current ratio of 1.6:1. These routine measures of a company's ability to meet current obligations reflects positively on the Company's liquidity and internal resources for the current level of business and will contribute to satisfying its suppliers of goods and services concerned about credit-worthiness.

As for growth capital, to some extent its should be satisfied by the recent increase received from the Company's bank on its outstanding line of credit which rose to $500,000 from $350,000. However, because of the anticipated increase in sales, especially in its cellular phone battery product line manufactured in Malaysia by its wholly-owned subsidiary, Fuji, the Company has been seeking additional capital via higher lines of credit and bank loans. However, no new definite funding source has yet been identified and no assurance can be given that such financing will be obtained on commercially reasonable terms, or at all.

During the fiscal year, certain stock options were exercised in the amount of $ and the Company initiated its stock buyback program by purchasing 29,400 shares in October 1998 and 20,000 in December 1998. The Company has instituted a moratorium on its buyback program and will utilize its capital for the growth of the Company.

During the fiscal year ending January 31, 1998, the Company purchased a computerized precision saw for $33,000 in conjunction with the increase of its ceramic value-added fabrication product line, of which $24,000 was financed. Also, a belt driven assembly line for use by Fuji was purchased for approximately $12,000. As at the end of the fiscal year, there were no material commitments for like capital expenditures.

EFFECTS OF FOREIGN CURRENCY FLUCTUATIONS

The Company's foreign operations are subject to certain risks related to fluctuation in foreign currency exchange rates. In fiscal 1998, ending January 31, 1998, due to a strengthening U.S. dollar and weaker Malaysian ringgit, the Company recognized $37,719 in foreign currency exchange losses, which did not have a material adverse effect on net income. In fiscal 1999, that loss dropped to $900. While future fluctuations in currency exchange rates could impact results of operations or financial conditions, foreign operations are expected to continue to provide strong financial results and earnings growth.

A number of economists, including some high in the U.S. Government's financial circles, believe that predictable policies (e.g. pegging exchange rates, which Malaysia did in 1998, and sticking to that policy) yields a key element of financial stability. That is a course which Malaysia has chosen to follow. In addition, what also helps is the fact that Malaysia has no great overhang of foreign debt - any squandering and misuse of funds in the recent past was done with domestic funds. At the moment, the perception is that the financial crisis which began in mid-1997 in Southeast Asia is easing and may be ending e.g. in the first quarter of 1999, container traffic from the West Coast to East Asia ran 10% ahead projections. This appears to bode well for Malaysia.


Disclosure about market risks
The Company is exposed to market risks primarily from changes in interest rates and foreign currency exchange rates. To manage exposure to these fluctuations, the Company occasionally enters into various hedging transactions. The Company does not use derivatives for trading purposes, or to generate income or to engage in speculative activity and the Company never uses leveraged derivatives. The Company does not use derivatives to hedge the value of its net investments in these foreign operations.

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

FORWARD-LOOKING STATEMENTS

This "Managements Discussion and Analysis of Plan Operation" contains statements which are not historical facts and are forward-looking statements and expressions such as "expect", "believe", "anticipate", "may" or similar variations of such terms which reflect management's confidence, expectations, estimates and assumptions. Such statements are based on information available at the time this 10KSB was prepared and involve risks and uncertainties that could cause future results to differ materially include, among others, partial dependence on the semiconductor industry, availability of raw materials, intense competition, technological obsolescence, continued relationship with major customers and the risks of doing business in Malaysia and Southeast Asia, including, without limitations, economic and political conditions, foreign currency translation risks, tariffs and other foreign trade policies and dependence on inexpensive labor in such countries. Seto assumes no obligation for updating any such forward-looking statement, if any, at any time.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No ____

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $2,646,650

State the aggregate market value of the voting stock held by non affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $3,764,593 as of April 26, 1999.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 11,109,101 shares of Common Stock, $.001 par value, outstanding as of April 26, 1999.


                   DOCUMENTS INCORPORATED BY REFERENCE - None

                                     PART I

Item 1.  Description of Business.

General

                  SETO  Holdings,  Inc.  (formerly  Semicon  Tools,  Inc.)  (the
"Company"),  a Nevada corporation,  principally  manufactures and/or distributes
(1) industrial  ceramic  products,(2)  small  disposable  diamond  cutting tools
(dicing blades and scribes, which are the cutting components of precision electronic saws, scribers used by the electronics and semiconductor industries, and dressers for the shaping and forming of grinding wheels in the machine tool industry), and (3) cellular telephone and other rechargeable batteries. Approximately 26% of the Company's revenues are generated in Malaysia.

Business Development over the Past Three Years

                  For more than the past three years, the Company principally has (a) distributed and fabricated on a "value-added" basis industrial ceramic products, and (b) sold small, disposable precision diamond cutting tools, which include diamond-coated nickel dicing blades (which are components of precision electronic saws) and diamond scribes, both of which are used to cut integrated circuits, and diamond dressers which are used to shape grinding wheels in machine shops. These products are marketed to the microelectronics and semiconductor industries primarily for use in the manufacture of electronic components and devices. Since June 1996, when it purchased all of the assets of KBR (Malaysia) Sdn. Bhd. ("KBR"), a Malaysian corporation, the Company's dicing blades have been manufactured in Malaysia. Its other cutting tools and ceramics have been made and fabricated, respectively, at its facility in New York. The Company sells its products to hundreds of Fortune 1000 companies, including IBM, National Semiconductor, Motorola and General Motors.

                  On November 26, 1997, the Company acquired all of the issued and outstanding capital stock of Teik Tatt Holding Co. (1979) Sdn. Bhd. ("TTH"), a Malaysian corporation which principally manufactured rubber bands and plastic rope and recycled scrap nonferrous metals, in exchange for 10,000,000 shares of Common Stock, which resulted in a change-in-control of the Company. On September 15, 1998 the Company reversed its acquisition of TTH by selling all of the issued and outstanding capital stock of TTH to Tan Khay

Swee, the former owner of TTH, in exchange for 10,000,000 shares of the Company's Common Stock, the amount of the original purchase price. The following discussion of the Company's business does not take into account the operations of TTH.

                  On June 30, 1998, the Company issued 100,000 shares of Common Stock to Tan Hun Hooi as consideration for its acquisition of all of the issued and outstanding shares of Fuji Fabrication Sdn. Bhd. ("Fuji"), a Malaysian company which principally designs, manufactures and distributes cellular telephone and other rechargeable batteries.

Forward-Looking Statements

                  THIS ANNUAL REPORT ON FORM 10-KSB, INCLUDING WITHOUT LIMITATION ITEM 6, MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, CONTAINS STATEMENTS WHICH ARE NOT HISTORICAL FACTS AND ARE FORWARD-LOOKING STATEMENTS WHICH REFLECT MANAGEMENT'S EXPECTATIONS, ESTIMATES AND ASSUMPTIONS. SUCH STATEMENTS ARE BASED ON INFORMATION AVAILABLE AT THE TIME THIS FORM 10K-SB WAS PREPARED AND INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO DIFFER SIGNIFICANTLY FROM PROJECTED RESULTS. FACTORS THAT COULD CAUSE ACTUAL FUTURE RESULTS TO DIFFER MATERIALLY INCLUDE, AMONG OTHERS, THE RISKS OF DOING BUSINESS IN MALAYSIA AND SOUTHEAST ASIA, INCLUDING, WITHOUT LIMITATION, ECONOMIC AND POLITICAL CONDITIONS, FOREIGN CURRENCY TRANSLATION RISKS, TARIFFS AND OTHER FOREIGN TRADE POLICIES AND DEPENDENCE ON INEXPENSIVE LABOR IN SUCH COUNTRIES, PARTIAL DEPENDENCE ON THE SEMICONDUCTOR MANUFACTURING INDUSTRY, AVAILABILITY OF RAW MATERIALS, COMPETITION AND TECHNOLOGICAL OBSOLESCENCE. THE COMPANY ASSUMES NO OBLIGATION TO UPDATE SUCH FORWARD-LOOKING STATEMENTS, IF ANY, AT ANY TIME.

Principal Products

Overview

                  The percentage contributions to the Company's sales by product line for the fiscal years ended January 31, 1999, 1998 and 1997 are as follows:

                                            Contribution to Total Sales
                                                   January 31,
    Product line                              1996     1997     1998
    ------------                             ------   ------   ------

    Industrial Ceramic Products                 58%     67%     55%
    Diamond Cutting Tools                       33      29       9
    Cellular Telephone Batteries                 -      -       16
    Miscellaneous Products                       9       4      20

Industrial Ceramic Products

                  The Company distributes two principal categories of industrial ceramic products: (1) insulators, tubes, rods and crucibles and other labware, all of which are standard catalogue items, and (2) machinable ceramics. The products are manufactured by third parties and warehoused and distributed by the Company from its facilities in Briarcliff Manor, New York, often after a value-added machining process performed either by the Company or subcontractors. The products are used principally by the aerospace, electronic detection equipment and industrial heating industries.

Diamond Cutting Tools

                  Dicing Blades. Dicing blades are made of diamonds bonded to a circular nickel alloy blade. They are used with the precision electronic dicing saws which the microelectronics and semiconductor industries use to cut and separate integrated circuits and discrete devices made from silicon and other wafers. The blade market consists principally of hubbed blades, made of diamond nickel alloy (the most common), diamond/thermoset plastic (called resin blades, which are the blades most widely used in precision electronic saws for cutting ceramic substrates, even though they have a shorter useful life) and diamond nickel alloy hubless blades. Hubbed blades are competitively manufactured principally by Disco, Inc., Semitec Corporation and Kulicke & Soffa Corporation. The Company, which manufactures hubbed and hubless blades in its Malaysian facility, has an insignificant share of the world-wide dicing blade market. There can be no assurance that the Company will be able to increase its market share.

                  Scribes. Scribes, which have tips made out of gem quality diamonds, are used to cut silicon wafers and perform die and integrated circuit separation. These products, which are assembled in the Company's facility in Briarcliff Manor, New York, have limited growth potential in this application since the electronics and semiconductor industries have in large part switched from scribing machines to dicing saws for the wafer cutting process. However, diamond scribes are preferred over sawing for cutting certain wafer materials because they provide cleaner separation. They also are preferred for certain low volume applications which do not justify the capital expense of using a dicing saw. The Company occasionally uses subcontractors to set or "lap" the diamonds into the tools.

                  Dressers. Dressers are diamond-tipped tools generally used to "dress" or shape abrasive grinding wheels in machine shops. These products, which are assembled in the Company's facility in Malaysia, are sold by the Company principally to companies such as Black & Decker and Snap On Tools which resell them to third parties. The Company believes that there are multiple foreign suppliers of these dressers.

Cellular Telephone and Other Rechargeable Batteries

                  The  Company   manufactures   battery  packs  principally  for
cellular  telephones,  notebook  computers,  and  camcorders.  All  products are manufactured by the Company in Malaysia, based on battery designs and modifications done by the Company's research and development team. The Company's products rely on the availability of an adequate supply of battery cells and components, which the Company purchases from multiple international electronics manufacturers. The Company has qualified batteries for such major companies as Ericsson, Nokia, Panasonic, NEC and OKI. In addition, the Company manufactures many custom batteries for OEM and private label customers. The Company currently has an insignificant share of the battery market, which is dominated by the cellular telephone manufacturers, such as Motorola, Nokia and Ericsson, and mass retailers such as Radio Shack and Staples. The Company competes principally on the basis of quality and price and will begin promoting its products on the World Wide Web to customers who are seeking only limited quantities and therefore are of minimal interest to wholesalers and distributors.

Miscellaneous Products

                  The Company distributes small precision tools such as tweezers, pliers, vacuum pickups and scribes, core drills and sinter blades for ceramic applications. It also distributes cleaning chemicals, inspection gloves and other items used to preserve a contamination free environment, and they are primarily marketed to IBM and Lucent Technologies.

Customers

                  During the fiscal year ended January 31, 1999, two of the Company's customers accounted for approximately 44% of its consolidated net sales.

Raw Materials

                  The Company purchases its raw materials and supplies from multiple sources. None of the raw materials and supplies it requires currently are in short supply although factors outside of the Company's control could adversely impact their future availability.

Backlog

                  As of January 31, 1999, the Company had a backlog of orders of approximately $1.1 million, all of which it expects to ship by May 30, 1999. While such orders may be cancelled or postponed, the Company believes that they are firm and the resulting revenues will be realized.

Competition

                  The Company's operating segments each are intensely competitive. Virtually all competitors have greater financial and personnel resources and greater market recognition than the Company. As a result, these competitors can obtain better payment terms and service from suppliers.
Furthermore, the Company faces the possibility of adverse market conditions arising from tariff revisions resulting from changes in foreign trade policies, raw material shortages, technological change, shifting product emphasis among competitors and the entry of new competitors into its markets. The Company believes the principal competitive factors affecting its products are quality and price.

Marketing

                  The   Company    markets   its   products    through   account
representatives, distributors, telephone solicitations, participation in trade shows, advertisements in trade journals and the Internet.

Manufacturing Facilities

                  In Briarcliff, New York, the Company operates a machine shop and a manufacturing facility for resin/diamond dicing blades. The Company owns a facility in Kepala Batas, Penang, Malaysia, equipped to manufacture dicing blades and diamond dressing tools and another facility located in Batu Maung, Penang, Malaysia, where it manufactures rechargeable batteries. See Item 2 below, "Description of Property."

Government Regulation

                  The Company believes its operations and facilities are in compliance with all federal, state and local environmental laws in the United States and Malaysia. The Company has not incurred any special or unusual costs to comply with environmental laws or other applicable governmental regulations.

Research and Development

                  In the fiscal years ended January 31, 1999 and 1998, the Company spent approximately $50,000 and $60,000, respectively, on its research and development activities.

Employees

                  The Company employs approximately 40 full-time employees, of which 20 work in its diamond tools and ceramics facilities and 20 work in its battery pack facilities. It also utilizes outside consultants and part-time workers when required.


Item 2.  Description of Property.

                  In Malaysia, the Company leases approximately 4,000 square feet of manufacturing space and 500 square feet of office space in Kepala Batas, Penang, pursuant to a lease expiring July 2001 with minimum annual lease payments of $7,200. It also occupies approximately 3,500 square feet of manufacturing facilities and 600 square feet of office space in Batu Maung, pursuant to a lease expiring July 2001, with a minimum annual lease payment of $11,400.

                  In the United States, the Company leases approximately 2,400 square feet of manufacturing and warehouse space and 1,200 square feet of office space in Briarcliff Manor, New York, from Rachrob Realty, LLC, a company owned by Eugene Pian, the President and a principal shareholder of the Company, pursuant to a fifteen (15) year lease which expires on April 30, 2013, with annual base rents, excluding utilities, maintenance and repairs, as follows: Years One to Five - $60,000; Years Six to Ten - $66,000; Years Eleven to Fifteen - $72,000.


Item 3.  Legal Proceedings.

                  There are no pending legal proceedings to which the Company is a party or to which any of its property is subject and no such proceedings are known to the Company to be threatened or contemplated by or against it.


Item 4.  Submission of Matters to a Vote of Security Holders.

                  No matters were submitted to a vote of security holders during the last fiscal quarter covered by this Report.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Market Information

                  The Company's Common Stock, $.001 par value, is traded in the over-the-counter market on the OTC Bulletin Board under the symbol "SETO". Such Stock is not traded or quoted on any automated quotation system.

                  The following table sets forth the range of high and low bid information for the Company's Common Stock for each calender quarter within the last two fiscal years, and for the first calendar quarter of 1999, as provided by the National Quotation Bureau, Inc. Such quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

                  1999                                Low          High

                  First quarter                       .14        $1.625

                  1998

                  First quarter                       .29            .70
                  Second quarter                      .61             .9
                  Third quarter                       .19            .80
                  Fourth quarter                      .20           .335

                  1997

                  First quarter                       .070          .200
                  Second quarter                      .050          .140
                  Third quarter                       .050          .155
                  Fourth quarter                      .075          .450

Holders

     As of April 26, 1999, there were 320 record holders of the Company's Common Stock.

Recent Sales of Unregistered Securities

                  On November 26, 1997, the Company issued 10,000,000 shares of its Common Stock pursuant to Section 4(2) of the Securities Act of 1933, as amended, in exchange for all of the issued and outstanding capital stock of TTH. The shares were issued to Tan Khay Swee. (The Company sold TTH back to Mr. Tan Khay Swee on September 15, 1998 in return for such 10,000,000 shares.)

                  On July 1, 1998, the Company issued 100,000 shares of its Common Stock pursuant to Section 4(2) of the Securities Act of 1933, as amended, in exchange for all of the issued and outstanding stock of Fuji Fabrication Sdn. Bhd. The shares were issued to Tan Hun Hooi.

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

Item 6.  Management's Discussion and Analysis or Plan of
         Operation.

General

                  In fiscal year 1998 the Company altered its business plans and objectives and reorganized its product lines for faster growth into two major groupings: Technical Products to Industry and Consumer Products. This decision followed the Company's June 1998 acquisition of Fuji Fabrication Sdn. Bhd. ("Fuji") and its cellular telephone battery line and its September 1998 sale of TTH back to its former owner.

                  During the fiscal year ended January 31, 1999, excluding the results of discontinued operations the Company experienced the highest annual net sales in its history and its second highest income from continuing operations. These results are attributable principally to continued growth in fabricated industrial ceramics (sales of $1,461,621 compared to $1,225,249) and diamond cutting tools (sales of $617,140 compared to $554,695) and the launch of the Company's cellular telephone battery product line in July 1998 (sales of $428,850).

                  The Company's financial condition remains healthy. At January 31, 1999, the Company had total assets of $2,295,863.
Mainly because of short term borrowings needed to fund the purchase of raw materials and additional property and equipment, which increased by 11.6%, to match anticipated sales growth, current liabilities increased by 6% to $791,654. Notes payable to bank increased by 21.8%, reflecting the Company's drawing down on its line of credit principally to support the working capital needs associated with the cost of raw materials needed to manufacture cellular telephone batteries.

                  The Company conducts substantially all of its manufacturing and assembly operations in Malaysia. Accordingly, economic and political conditions there, and in Southeast Asia as a whole, will remain of importance to the Company. Management believes that steps taken by the Malaysian Government since the outset of the area's downturn in mid-1997 involving financial uncertainties have had a calming and stabilizing effect. In any event, although no assurance can be given, the Company believes that regional circumstances will have no material adverse effect on its operations or financial condition during the fiscal year beginning February 1, 1999.

                  In fiscal 1999, Management believes certain product lines will contribute to an anticipated 50% increase in revenues:

                  1.       Cellular telephone batteries:

                           a. The Company will have the benefit of a full year of sales;

                           b. An e-commerce site will be opened in the Spring of 1999 for retail sales;

                           c. The Company's Malaysian subsidiary has recently received exemptions from a Malaysian 30% import duty tax and a 20% sales tax on battery cells and a waiver of its 1999 corporate income tax waiver; and

                           d. Sales of cellular telephones in the United States are expected to grow from 66.5 million to 110 million in 2002. (Worldwide, 162.9 million were sold in 1998.)

                  2.       Hard Disk Drive parts

                           a. The Company has received purchase orders for these new products from two disk drive manufacturers; and

                           b. The parts are consumable.

Fiscal 1998 Compared to Fiscal 1997

                  Including discontinued operations, in the fiscal year ended January 31, 1999 the Company had a net loss of $(226,962), compared to net income of $629,586 in the prior year. However, excluding discontinued operations, the Company's net sales increased 37%, from $1,931,606 to $2,646,650, and income from continuing operations declined $18,465, or 7.4%, from $251,006 to $232,541. The decrease in income from continuing operations principally resulted from (1) a $260,498 increase in general and administrative expenses from non-recurring costs related to increases in public relations expenses and the Company's relocation from Armonk, New York to its new headquarters and manufacturing/warehouse facilities in Briarcliff Manor, New York, and (2) a near-doubling in cost of sales (an increase of $481,145, or 87%) attributable mainly to the high material cost of manufacturing cellular telephone batteries. The significant increase in cost of sales was attributable principally to the Company's launch of its cellular telephone batteries in July 1998, and these products will continue to cause a decrease in the Company's gross margins. However, with anticipated volume growth, the Company's unit cost of these products should decline.

Fiscal 1997 Compared with Fiscal 1996

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

Liquidity and Capital Resources

                  At January 31, 1999, the Company had current assets of $1,357,524, including $66,052 of unrestricted cash, and current liabilities of $830,949, yielding a positive working capital position of $526,575 and a current ratio of 1.6.:1. These standard measures of a company's ability to meet its current obligations reflect positively on the Company's improved liquidity and its ability to internally generate or obtain the funds necessary to support its current level of business and are expected to enable the Company to obtain more favorable payment terms from its suppliers.

                  During the fiscal year, the Company received $120,000 from the exercise of stock options. The Company also initiated a stock buyback program by purchasing 29,400 shares in October 1998 and 20,000 in December 1998. The Company has instituted a moratorium on this program and will utilize its capital to fund its future growth.

                  Although no assurances can be given, the Company expects that internally generated funds together with its existing credit facilities will enable it to meet it obligations as they come due and finance its operations. The Company recently increased its available line of credit to $500,000 from $350,000. To improve its liquidity and accelerate its anticipated growth, especially in sales of its cellular telephone batteries, the Company has been seeking additional capital via even higher lines of credit and bank loans. However, no new definite funding source has yet been identified and no assurance can be given that such financing will be obtained on commercially reasonable terms, or at all.

                  During the fiscal year ending January 31, 1999, the Company purchased a computerized precision saw for $33,000 in conjunction with the increased sales of industrial ceramic and fabrication product lines, of which $24,000 was financed, and a belt-driven assembly line for approximately $12,000 for use by Fuji in its battery business. As at the end of fiscal 1998, there were no material commitments for significant capital expenditures.

                  A small percentage of the Company's profits may not be distributable to the Company's other subsidiaries or as dividends. Under Malaysian law a Malaysia corporation is required to maintain a statutory reserve of five percent (5%) of profit after taxation in accordance with the Foreign Investment Law until such reserve equals ten percent (10%) of legal capital. Such reserve is non-distributable.

Effects of Foreign Currency Fluctuations

                  The Company's foreign operations are subject to certain risks related to fluctuation in foreign currency exchange rates. In the fiscal year ended January 31, 1998, due to a strengthening U.S. dollar and a weaker Malaysian ringgit the Company's operating results were hurt by a $37,719 loss on foreign currency exchange. In fiscal 1998, such loss amounted to only $900, although the Company suffered a foreign currency translation adjustment of ($119,374). While future fluctuations in currency exchange rates could impact results of operations or financial conditions, foreign operations are expected to continue to provide strong financial results and earnings growth.

                  A number of economists, including some high in the United States Government's financial circles, believe that predictable policies (e.g., pegging exchange rates, which Malaysia did in 1998, and sticking to that policy) yields a key element of financial stability. That is a course which Malaysia has chosen to follow. At the moment, the perception is that the financial crises which began in mid-1997 in Southeast Asia is easing and may be ending, e.g., in the first quarter of 1999, container traffic from the West Coast to East Asia ran 10% ahead of projections. This appears to bode will for Malaysia.

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

                  The Company's exposure to foreign exchange rate fluctuations results from wholly-owned subsidiary operations in Malaysia, and from the Company's share of the earnings of these operations, which are denominated in the Malaysian ringgit.

Year 2000 Costs

                  The Company currently operates numerous date-sensitive computer applications and network systems throughout its business. As the century change approaches, it is essential for the Company to ensure that these systems properly recognize the year 2000 and continue to process operational and financial information. The Company recently upgraded its computer systems and is year 2000 compliant.

New Accounting Pronouncements

                  In June 1997, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standard (FAS 130),

"Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and requires that all components of comprehensive income be reported in financial statement having the same prominence as other financial statements. For the Company, FAS 130 was effective in 1998, and it requires reclassification of prior period financial statements for comparative purposes. Adoption of this standard should have little effect on the Company's financial statements as the new requirements primarily involve modifications to the way that existing information is displayed.

                  Also in June 1997, the FASB issued FAS 131, "Disclosures about Segments of an Enterprise and Related Information." This statement supersedes FAS 14, "Financial Reporting of Segments of a Business Enterprise," by establishing new standards for the way that a public business enterprise reports operating segment information in its annual and interim financial statements. In general, FAS 131 requires reporting of financial information as it is used by senior company management for evaluating performance and deciding how to allocate resources. The statement is effective for 1998, but need not be applied to interim financial statements in that year. Comparative information for earlier years must be restated.

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

FOREIGN CURRENCY TRANSLATION RISKS, TARIFFS AND OTHER FOREIGN TRADE POLICIES AND DEPENDENCE ON INEXPENSIVE LABOR IN SUCH COUNTRIES, PARTIAL DEPENDENCE ON THE SEMICONDUCTOR MANUFACTURING INDUSTRY, AVAILABILITY OF RAW MATERIALS, INTENSE COMPETITION AND TECHNOLOGICAL OBSOLESCENCE. THE COMPANY ASSUMES NO OBLIGATION TO UPDATE SUCH FORWARD-LOOKING STATEMENTS, IF ANY, AT ANY TIME.


Item 7.  Financial Statements.

                  The following are filed as part of this Report:

         Consolidated Financial Statements:

         Independent Accountants' Report

         Consolidated Balance Sheet as at January 31, 1999

         Consolidated Statement of Income (Loss) for the Years ended January 31, 1999 and 1998

         Consolidated Statement of Comprehensive Income for the Years ended January 31, 1999 and 1998

         Consolidated Statement of Cash Flows for the Years ended
         January 31, 1999 and 1998

         Consolidated Statement of Changes in Stockholders' Equity for the Years ended January 31, 1999 and 1998

         Notes to Consolidated Financial Statements


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

                  None.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the Exchange
         Act.

                  The following table sets forth certain information concerning the current directors and executive officers of the Company, who will serve for one year or until their respective successors are elected and have qualified:

NAME                                AGE                      POSITION

Eugene J. Pian                       59                   President, Chief
                                                           Executive Officer
                                                              & Director

Craig Pian                           37                    Executive Vice
                                                           President, Treasurer
                                                           & Director

Francine Pian                        39                    Secretary

Tan Hun Chin                         37                    Director

             Craig and Francine Pian are the children of Eugene Pian.



     Eugene J. Pian. Mr. Pian has been President of the Company since April 1987. He was President of East Coast Sales from its inception in 1975 until its acquisition by the Company in January 1990. From 1969 to 1975, he was Division Manager of Consolidated Refining Company, where he was responsible for organizing a division manufacturing the materials necessary to plate and stamp semiconductor materials and supervising all sales and manufacturing. From 1960 to 1969, he was Vice President of Semi Alloys, Inc., where he was responsible for the manufacture and sale of fabricated metal products to the semiconductor industry.


     Craig Pian. Mr. Pian has been Executive Vice President and Treasurer of the Company since February 1, 1995. He has been employed by the Company since April 1987. Mr. Pian has been involved with all aspects of the Company's diamond cutting tool and ceramic operations as well as the Company's United States manufacturing, sales and administrative operations. Mr. Pian graduated Manhattan College with a Bachelor of Science Degree in Business.



     Francine Pian. Ms. Pian has been a director of the Company since March 1996. She has been employed by the Company since 1987, serving as its Secretary since March 1996.




     Tan Hun Chin. Mr. Tan, domiciled in Malaysia, has been a director of the Company since November 1998. Since 1991 he has been a Managing Director of Gentlecare Learning Center (M) Sdn. Bhd., a childcare center in Malaysia. Since 1996 he has been an Executive Director of Intellect Technology Aura (M) Sdn. Bhd., an electronic sub-contract manufacturing company. He has been Managing Director of Fuji Fabrication Sdn. Bhd. since it became a wholly-owned subsidiary of the Company in June 1998. Mr. Tan has Management and Business degrees from the United Kingdom and Canadian Universities.



Compliance with Section 16(a) of the Securities Exchange Act of
1934



     The Company does not have any securities registered under Section 12 of the Securities Exchange Act of 1934 and, accordingly, compliance with Section 16(a) thereof is not required or applicable.


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

                           Summary Compensation Table


                                                                   Long Term
                               Annual Compensation               Compensation

                                                        Other       Securities
     Name and                                           Annual      Underlying
     Principal                      Salary      Bonus   Comp. (1)   Options/
     Position            Year        ($)        ($)      ($)         SARs (#)
     ---------           ----       ------      -----   ---------  --------

Eugene Pian, Chief       1998       107,499       -        -        500,000
Executive                1997       101,662     1,868      -      1,000,000
Officer                  1996        92,784       -        -      1,000,000

Craig Pian,              1998        83,769       -     53,665      500,000
Executive Vice           1997        73,648    26,868   28,317    1,000,000
President and            1996        70,615       -     21,829    1,000,000
Treasurer


--------------------

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

                  Options/SAR Grant Table: The following information is provided for the Company's executive officers:


              OPTION/SAR GRANTS IN LAST FISCAL YEAR

  Individual Grants
                 Number of          % of Total
                 Securities          Options/SARs     Exercise
                 Underlying          Granted to       or Base
                 Options/SARs        Employees in     Price       Expiration
 Name            Granted (#)         Fiscal Year      ($/Sh)         Date

Eugene Pian,     500,000               33%             $.50      March 2003
Chief
Executive
Officer

Craig Pian       500,000               33%              $.50     March 2003

Item 11.          Security Ownership of Certain Beneficial Owners and
                  Management.

     The following table sets forth certain information as to the number of shares of the Company's Common Stock deemed to be owned beneficially by each person known by the Registrant to be the beneficial owner of more than 5% of the outstanding Common Stock, each of its executive officers and directors, and all of its executive officers and directors as a group, at April 15, 1999. Except as indicated in the footnotes to this table, the Company believes that the named persons have sole voting power with respect to the shares indicated:



Name and Address of          Position         Number          Percentage
Beneficial Owner             with Company     of Shares       of Class

Eugene J. Pian               President and   5,574,000(1)        41%
c/o Semicon Tools, Inc.      Director
554 North State Road
Briarcliff Manor, NY 10510

Craig Pian                   Executive Vice  3,010,000(2)         22
c/o Semicon Tools, Inc.      President,
554 North State Road         Treasurer and
Briarcliff Manor, NY 10510   Director

Francine Pian                Secretary       785,500(3)            7
c/o Semicon Tools, Inc.      and Director
554 North State Road
Briarcliff Manor, NY 10510

Tan Hun Chin                 Director        500,000(4)            4
#35,Lintang Delima 3, Greenlane
11700 Penang, Malaysia

All Directors and Executive                9,869,500(5)           58
Officers as a Group
(4 Persons)



     (1) Includes currently exercisable options to purchase 2,500,000 shares of Common Stock, and 1,552,613 shares of Common Stock held under voting trusts. Each Voting Trust terminates when the shareholder sells his stock.


     (2) Includes currently exercisable options to purchase 2,500,000 shares of Common Stock.


     (3) Includes currently exercisable options to purchase 500,000 shares of Common Stock.


     (4) Includes currently exercisable options to purchase 500,000 shares of Common Stock.


     (5) Includes currently exercisable options to purchase 6,000,000 shares of Common Stock.


Item 12.  Certain Relationships and Related Transactions.

                                       N/A

Item 13.          Exhibits and Reports on Form 8-K.

                  (a)      Index of Exhibits.

                                      Exhibit                           Page

                           3(a)       Articles of Incorporation1
                           3(b)       By-Laws1
                           3(c)       Amendment to Articles of
                                      Incorporation2
                           10(a)      Agreement of Merger with
                                      Semicon Tools, Inc., a
                                      New York Corporation2
                           10(b)       Articles of Merger2
                           10(c)      Certificate of Merger2
                           10(d)      Patent License1
                           10(e)      Patent No. 4,219.0041
                           10(f)      License Agreement with Bookuk
                                      Industry Company, Ltd.1
                           10(i)      Thermode/Synthrode Supplier
                                      Agreement1
                           10(j)      East Coast Sales Acquisition
                                      Agreement3
                           10(k)      $300,000 Promissory Note3
                           10(l)      Amendment to East Coast Sales
                                      Acquisition Agreement4
                           10(m)      Teik Tatt Holding Co. (1979)
                                      Sdn. Bhd. Acquisition Agreement5
                           10(n)      Teik Tatt Holding Co.
                                      Disposition Agreement6
                           16         The required letter from the
                                      former accountants7
                           21         List of Subsidiaries
                           27         Financial Data Schedule



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



                           2. Incorporated by Reference from Registrant's Form 8-K Report dated May 19, 1987.



                           3. Incorporated by Reference from Registrant's Form 8-K Report dated February 19, 1990.


                           4. Incorporated by Reference from Registrant's Form 10-K Report for the year ended January 31, 1991.

                           5. Incorporated by Reference from Registrant's Form 8-K Report dated December 9, 1997.

                           6. Incorporated by Reference from Registrant's Form 8-K Report dated September 19, 1998.

                           7. Incorporated by Reference from Registrant's Form 8-K Report dated January 29, 1993.

                  Supplemental Information to be Furnished With
                     Reports Filed Pursuant to Section 15(d)
                  of the Exchange Act By Non-reporting Issuers


     (1) No annual report to security holders covering the registrant's last fiscal year was sent to security holders; and

     (2) No proxy statement, form of proxy or other proxy soliciting material has been sent to more than ten of the registrant's security holders with respect to any annual or other meeting of security holders.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 SETO HOLDINGS, INC.
                                                    (Registrant)

                                                 By /s/ Eugene J. Pian
                                                     Eugene J. Pian, President

                                                     Date:  April 29 1999


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                                      /s/ Eugene J. Pian
                                 Eugene J. Pian
                                    Director

                                                     Date:  April 29, 1999

                                                      /s/ Craig A. Pian
                                  Craig A. Pian
                                    Director

                                                     Date:  April 29, 1999

                                                      /s/ Francine Pian
                                  Francine Pian
                                    Director

                                                     Date:  April 29, 1999


                                                    /s/ Tan Hun Chin
                                  Tan Hun Chin
                                    Director

                                                     Date:  April 29, 1999

                                   EXHIBIT 21


                                 Subsidiaries of
                               SETO Holdings, Inc.



  Name of                                        State/Jurisdiction
Subsidiary                                       of Incorporation

Semicon Tools, Inc.                                New York


East Coast Sales Company, Inc.                     Connecticut


DTI Technology, Sdn. Bhd.                          Malaysia


Fuji Fabrication, Sdn. Bhd.                        Malaysia