Form 10QSB
period 1999-04-30
SETO HOLDINGS INC
filed 1999-06-15
CIK 794998

SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549




                                                   FORM  10-QSB

              (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the quarterly period ended  April 30, 1999

                                                        or

              ( )     Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1939

                     For the transition period from              to


Commission File Number:  33-5820-LA




                                       SETO HOLDINGS, INC.
                                  (Formerly Semicon Tools, Inc)
              (Exact name of small business issuer as specified in its charter)




          Nevada                                77-0082545
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)             Identification Number)


                     554 North State Road, Briarcliff Manor, New York  10510

                         (Address of principal executive offices)


Issuer's telephone number, including area code:          (914) 923-5000
                                                      -------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                  Yes X   No


Indicate the number of Shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.


            Class                               Outstanding at April 30, 1999

Common Stock, par value $.001
 per share                                               10,838,500

                                                      INDEX


Part I.   Financial Information


   Item 1.  Consolidated financial statements:

         Balance sheet as of April 30, 1999                             F-2

         Statement of income for the three months
       April 30, 1999 and 1998                                          F-3

         Statement of comprehensive income for the three months
           ended April 30, 1999 and 1998                                F-4

         Statement of cash flows for the three months ended
           April 30, 1999 and 1998                                      F-5

         Notes to consolidated financial statements                  F-6 - F-15


   Item 2.  Management's discussion and analysis of
                 financial condition



Part II.  Other information


   Signatures

                                      SETO HOLDINGS, INC. AND SUBSIDIARIES
                                 (Formerly Semicon Tools, Inc. and Subsidiaries)

                                   CONSOLIDATED BALANCE SHEET - APRIL 30, 1999




                                                      ASSETS

Current assets:
  Cash                                                                                                 $  106,794
  Accounts receivable, less allowance
   for doubtful accounts of $10,500                                                                       435,229
  Inventory                                                                                               770,538
  Prepaid expenses and other assets                                                                       137,315
  Deferred tax asset, current portion                                                                      95,000
                                                                                                       ----------

    Total current assets                                                                                1,544,876
                                                                                                        ---------

Property and Equipment                                                                                    580,021
                                                                                                          -------

Other assets:
   Goodwill, net of amortization                                                                          115,247
   Security deposits                                                                                       20,425
   Deferred tax asset, net of current portion                                                             245,900
   Loan receivable, officer                                                                                 6,532
                                                                                                       ----------
                                                                                                          388,104
                                                                                                          -------

                                                                                                       $2,513,001
                                                                                                       ==========



                                       LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
  Current portion of long-term debt                                                                    $  146,024
  Notes payable, bank                                                                                     425,000
  Accounts payable                                                                                        259,620
  Accrued expenses                                                                                         41,046
                                                                                                       ----------

    Total current liabilities                                                                             871,690
                                                                                                          -------

Long-term debt, net of current portion                                                                    267,826
                                                                                                       ----------

Deferred lease liability                                                                                    6,000
                                                                                                            -----

Commitments and contingencies

Shareholders' equity:
  Common stock par value $.001; 100,000,000
   shares authorized; 10,838,500 shares issued                                                             10,838
  Additional paid in capital                                                                            2,871,835
  Currency translation adjustment                                                                    (   152,981)
  Retained earnings (deficit)                                                                        ( 1,347,041)
                                                                                                      ----------
                                                                                                        1,382,651
  Less common shares held in treasury, 49,400
   shares at cost                                                                                          15,166
                                                                                                           ------

  Total shareholder's equity                                                                            1,367,485
                                                                                                        ---------

                                                                                                       $2,513,001
                                                                                                       ==========



     See notes to consolidated financial statements
                                                                         F-2

                                       SETO HOLDINGS, INC. AND SUBSIDIARIES)
                                 (Formerly Semicon Tools, Inc. and Subsidiaries)

                                      CONSOLIDATED STATEMENT OF INCOME (LOSS)

                                    THREE MONTHS ENDED APRIL 30, 1999 AND 1998








                                                                                                          1998
                                                                                       1999             Restated

Net sales                                                                             $900,787           $580,825

Cost of sales                                                                          493,255            116,431
                                                                                      --------           --------

Gross profit                                                                           407,532            464,394

Selling, general and administrative
 expenses                                                                              395,668            320,048
                                                                                      --------           --------

Income from operations                                                                  11,864            144,346
                                                                                      --------           --------

Other income (expenses):
  Interest expense                                                                  (  23,424)         (  10,107)
  Loss on foreign currency exchange                                                                    (   1,288)
                                                                                                        --------   --------
                                                                                    (  24,712)         (  10,107)
                                                                                     --------           --------


Income (loss) before income taxes (benefit)                                                            (  12,848)  134,239

Deferred income tax (benefit)                                                       (  16,900)              3,600
                                                                                     --------            --------

Income from continuing operations                                                                           4,052   130,639
                                                                                                         --------  --------

Discontinued operations:
  Income from operations of subsidiary,
   net of income tax of $16,571                                                                           603,774
                                                                                      --------           --------

Net income                                                                            $  4,052           $734,413
                                                                                      ========           ========

Earnings per share information:
  Income from continuing operations                                                   $    .00           $    .01

  Discontinued operations:
   Income from operations of subsidiary                                                                       .02
                                                                                       --------          --------

Net income per share                                                                  $    .00            $   .03
                                                                                       ========            =======














     See notes to consolidated financial statements
                                                                            F-3

                                       SETO HOLDINGS, INC. AND SUBSIDIARIES
                                 (Formerly Semicon Tools, Inc. and Subsidiaries)

                                  CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                    THREE MONTHS ENDED APRIL 30, 1999 AND 1998






















                                                                                        1999                1998
                                                                                        ----                ----



Net income                                                                            $  4,052           $734,113
                                                                                      --------

Other comprehensive income, net of tax:
  Foreign currency translation adjustment                                                               ( 472,369)
                                                                                      --------            -------

Comprehensive income                                                                  $  4,052           $261,744
                                                                                      ========           ========




























     See notes to consolidated financial statements.
                                                                            F-4

                                       SETO HOLDINGS, INC. AND SUBSIDIARIES
                                 (Formerly Semicon Tools, Inc. and Subsidiaries)

                                       CONSOLIDATED STATEMENT OF CASH FLOWS

                                    THREE MONTHS ENDED APRIL 30, 1999 AND 1998







                                                                                                           1998
                                                                                        1999             Restated

Operating activities:
  Income from continuing operations                                                   $  4,052           $130,639
  Adjustments to reconcile net income to cash
   provided by continuing operations:
     Depreciation and amortization                                                      16,394             13,861
     Loss on foreign currency exchange
     Changes in other operating assets and
      liabilities:
        Accounts receivable                                                         (  46,765)         (  33,160)
        Inventories                                                                 (   9,840)         ( 101,181)
        Prepaid expenses and other current assets                                        2,749         (  47,971)
        Deferred tax assets                                                         (  16,900)              3,600
        Other assets                                                                (   4,875)         (   8,615)
        Accounts payable, and accrued expenses                                      (   3,894)             58,879
        Deferred lease liability                                                         1,500
                                                                                      --------           --------

        Net cash provided by (used in) operating
         activities                                                                 (  57,579)             16,052
                                                                                     --------            --------

Investing activities:
  Purchase of property and equipment                                                (  15,688)         (  92,963)
  Decrease in loan receivable, officer                                                   4,282
                                                                                      --------           --------

        Net cash used in investing activities                                       (  11,406)         (  92,963)
                                                                                     --------           --------

Financing activities:
  Proceeds from issuance of common stock                                                92,500              8,750
  Proceeds from financing                                                               90,000            175,000
  Payment of debt                                                                   (  66,849)         (  91,673)
                                                                                     --------           --------

        Net cash provided by financing activities                                      115,651             92,077
                                                                                      --------           --------

Effect of exchange rate changes on cash                                             (   5,924)
                                                                                     --------            --------

Net increase (decrease) in cash                                                         40,742         (  15,166)

Cash, beginning of period                                                               66,052            106,573
                                                                                      --------           --------

Cash, end of period                                                                   $106,794           $121,739
                                                                                      ========           ========












     See notes to consolidated financial statements.
                                                                           F-5

                                       SETO HOLDINGS, INC. AND SUBSIDIARIES
                                 (Formerly Semicon Tools, Inc. and Subsidiaries)

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.      Organization of the Company:

     Seto Holdings, Inc. (the "Company"), a Nevada corporation, is primarily in the business of selling small precision disposable diamond and other base material tools used to cut and separate electronic components and devices and cellular phone batteries. In addition, it has four subsidiaries with their own product lines.



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



2. Summary of significant accounting policies:

  Principles of consolidation:

     The consolidated financial statements of Seto Holdings, Inc. and subsidiaries include all the accounts of Seto Holdings, Inc., East Coast Sales Company, DTI Technology, SDN BHD, Fuji Fabrication, SDN BHD after elimination of all significant intercompany transactions and accounts. The financial statements give retroactive effect to the disposition of Teik Tatt Holding Co., SDN BHD.



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


3. Nature of operation, risks and uncertainties:

     The Company currently has a minuscule share of the dicing blade, ceramics and cellular phone battery markets. There can be no assurance that the Company will be able to increase its market share or that the market will increase. Furthermore, the Company faces the possibility of adverse market conditions from technological changes, shifting product emphasis among competitors and the entry of new competitors into the market.



4. Property and equipment:


    Major classifications of property and equipment are as follows:

        Leasehold improvements                                $   95,659
        Manufacturing equipment                                  989,325
        Office equipment                                          56,959
                                                               ----------
                                                               1,141,943
        Less accumulated depreciation                            561,922
                                                               ---------
                                                              $  580,021
                                                              ==========


5.      Goodwill:

     On January 26, 1990, the Company acquired East Coast Sales Company (its wholly-owned subsidiary) for a cost of $309,000. The purchase price exceeded the fair value of the assets by $134,281 which amount was assigned to goodwill, and is being amortized on a straight-line basis over forty years. Accumulated amortization of goodwill aggregated $39,596 at April 30, 1999.


     On June 30, 1998, the Company acquired Fuji Fabrication, SDN BHD for a cost of $100,000. The purchase price exceeded fair value of the assets by $20,999, which amount was assigned to goodwill and is being amortized over a forty year period. Accumulated amortization of goodwill aggregated $437 at April 30, 1999.

                                      SETO HOLDINGS, INC. AND SUBSIDIARIES
                                 (FORMERLY SEMICON TOOLS, INC. AND SUBSIDIARIES)

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



6. Commitments and contingencies:

     The company is obligated under a lease agreement with an entity owned by an officer of the Company which expires on April 30, 2013. Annual rent expense is as follows: $60,000 for each of the first five years, $66,000 for each of the second five years and $72,000 for each of the final five years. The Company is also obligated for insurance and the increase in real estate taxes over the base year as stipulated in the lease. This lease requires the following future minimum rental payments:


                     April 30, 2000                      $ 60,000
                     April 30, 2001                        60,000
                     April 30, 2002                        60,000
                     April 30, 2003                        60,000
                     April 30, 2004                        64,500
                     Thereafter                           624,000
                                                         --------
                                                         $928,500
                                                         ========


        Rent expense amounted to $18,079 for the three months ended April 30, 1999.

        The Company also leases three vehicles under operating leases with terms expiring through 1999. Total lease expense was $9,044 for the three months ended April 30, 1999.


7. Common stock:

     During the current period, the Company issued 290,000 shares of its common shares with net proceeds of $92,500 upon the exercise of certain common stock purchase options.


8. Notes payable and long-term debt:

     The Company has an outstanding line of credit with the a bank for $500,000. Interest is payable monthly at a rate of 1% per year over prime. The loan is secured by the personal guarantee of the Company's president and the assets of Seto Holdings, Inc. At April 30, 1999, the Company had utilized $425,000 of this line.


    Long-term debt consists of the following:
                                                     Balance
                                                    April 30,
                                      Rate            1999          Maturity

    Notes payable:
      Bank                  (a)     Prime + 1%      $ 36,141          2001
      Shareholder           (b)            10%        95,015          2002
      Shareholder           (c)            15%       178,255          2004
      Shareholder           (d)            10%       104,439          2002
                                                                    --------
                                                                   413,850
      Less current portion                                         146,024
                                                                   -------

                                                                  $267,826
                                                                  ========

                                      SETO HOLDINGS, INC. AND SUBSIDIARIES
                                 (FORMERLY SEMICON TOOLS, INC. AND SUBSIDIARIES)

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



8.      Notes payable and long-term debt (continued):

        (a) The note is payable in monthly installments of $1,989 including interest. Machinery and equipment with a cost of $57,000 is pledged as collateral.

        (b) The note is payable in monthly installments of $4,053 including interest.

        (c) The note is payable as follows:

                               May 15, 1999                   $13,500

              The  remaining  balance is payable  in  monthly  installments  of
                $4,731, March 15, 1999 through February 2003.

        (d) The note is payable in monthly installments of $3,633 including interest.

        The maturities of these loans are as follows:

                        April 30, 2000                      $146,024
                        April 30, 2001                       145,940
                        April 30, 2002                        77,670
                        April 30, 2003                        44,216


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

        Provision for income taxes (benefit):
                                                      1999              1998
                                                      ----              ----

                  Current                               0                  0
                  Deferred                      ($ 16,900)            20,171
                                                 --------            --------
                    Total (benefit) expense     ($ 16,900)          $ 20,171
                                                 ========            ========

                                       SETO HOLDINGS, INC. AND SUBSIDIARIES
                                 (FORMERLY SEMICON TOOLS, INC. AND SUBSIDIARIES)

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS







9.      Income taxes (continued):

        Areconciliation of the income tax provision at the federal statutory rate to the income tax provision at the effective tax rate is as follows

                                                           1999          1998
                                                           ----          ----
                 Income tax computed at the
                  federal statutory rates                     0       $277,538
                 State tax (net of federal benefit)           0          4,247
                 Foreign income                               0      ( 261,614)
                 Reduction in valuation allowance      ($16,900)
                                                         -------      --------

                   Net income tax expense (benefit)    ($16,900)      ($20,171)
                                                        =======        =======


        The components of deferred tax assets and liabilities consist of the following:

        Deferred tax asset:

           Net operating loss carryforward                      $480,000
                                                                --------

                 Total deferred tax asset                        480,000

                 Valuation allowance                             139,100
                                                                 -------

                                                                $340,900
                                                                ========



        The Company  has a net  operating  loss carry  forward of  approximately
         $1,600,000 for federal and state purposes which will expire in 2008.


10. Employment and consulting agreements:

        Employment agreements:

        On May 1, 1996, the Company entered into employment  agreements with its
         President and Vice President. The term of the agreements covers a five year period expiring April 30, 2003. Compensation is set at a base of $100,000 and $75,000 for the President and Vice President, respectively, with each getting a bonus of 5% of the increase in Seto Holdings, Inc./East Coast Sales consolidated net income over the net income from the previous years. Each employee also received 1,000,000 stock options at $.25, 1,000,000 stock options at $.10 and 500,000 stock options at $.50. The options were not part of the 1997 Non-statutory Stock Option Plan effectuated March 25, 1997. As of April 30, 1999, none of these options had been exercised.

                                      SETO HOLDINGS, INC. AND SUBSIDIARIES
                                 (FORMERLY SEMICON TOOLS, INC. AND SUBSIDIARIES)

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  Employment and consulting agreements (continued):

        On July 15, 1998, the Company entered into an employment agreement with the acting secretary of the Company. The term of the agreement covers a five year period expiring July 15, 2003. Compensation is set at a base of $55,000 with a bonus of 2% of any increase in Seto Holdings, Inc./East Coast Sales consolidated net income over the net income from the previous years. The employee also received 500,000 stock options exercisable at $.50 per share, none of which have been exercised as of April 30, 1999. These options were not part of the 1997 non-statutory stock option Plan effectuated March 25, 1997.

        Consulting agreements:

        On February 9, 1998, the Company entered into a consulting agreement for the period February 9, 1998 to December 31, 1998, subsequently extended to December 2000 for strategic planning, corporate planning, merger and acquisition and divestiture advice. In consideration for the consulting services, the Company granted an option to the consultant to purchase 600,000 shares of common stock at a price of $.50 per share for a period of two years commencing four months from the date of signing. This option was reduced to 300,000 shares at $.25 per share. The shares underlying these options were issued pursuant to the Company's 1997 non-statutory Stock Option Plan, 140,000 shares were issued during the quarter ended April 30, 1999.

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

        On July 1, 1998, the Company entered into a consulting agreement for the period July 1, 1998 to June 30, 1999 for strategic planning, corporate planning, mergers and acquisitions and divestiture advice. In consideration for the consulting agreement the Company granted an option to purchase 1,000,000 shares of its common stock at a price of $.50 per share for one year from the date of signing this agreement. This option was reduced to 100,000 shares at $.30 per share and was exercised during the quarter ended April 30, 1999.


11. Computation of earnings per share:
                                                    1999                1998
                                                    ----                ----
              Weighted average number of
               common shares outstanding        10,693,500          10,011,500

              Assumed conversion of
               stock options                                         3,267,500
                                                ----------           ---------

              Weighted average number of
               common shares outstanding        10,693,500          13,279,000
                                                ==========          ==========


        The  conversion  of stock  options was not assumed for the period  ended
         April 30, 1999 as the effect would be immaterial.

                                       SETO HOLDINGS, INC. AND SUBSIDIARIES
                                 (FORMERLY SEMICON TOOLS, INC. AND SUBSIDIARIES)

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS







12. Common stock options outstanding:

     On March 25, 1997, the Company effectuated a Non-statutory Stock Option Plan for the purpose of advancing the interests of the Company and its stockholders by helping the Company obtain and retain the services of key management employees, officers, directors and consultants. The Plan is administered by the Non-statutory Stock Option Committee of the Board of Directors of the Company. The committee has full authority and discretion to determine the eligible participants to be granted the options, the date of issuance, exercise price and expiration date. The total number of shares set aside for the Plan is 6,500,000. As of January 31, 1999, 950,000 options had been issued under the Plan, of which 250,000 had been exercised by April 1999.




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



        Summary of options are as follows:

                                                                                     Exercise           Expiration
                                                     Date             Amount           Price              Date

        Eugene Pian, Officer                       05/01/96          1,000,000            $.25           05/01/01
        Eugene Pian, Officer                       02/13/97          1,000,000             .10           05/01/01
        Eugene Pian, Officer                       07/15/98            500,000             .50           06/30/03
        Craig Pian, Officer                        05/01/96          1,000,000             .10           05/01/01
        Craig Pian, Officer                        02/13/97          1,000,000             .10           05/01/01
        Craig Pian, Officer                        07/15/98            500,000             .50           06/30/03
        Francine Pian, Officer                     07/15/98            500,000             .50           06/30/03

        Tan Hun Chin, Director                     11/27/97            500,000             .10           11/27/00
        Consultant                                 06/19/98            160,000             .25           06/09/00


13. Principal products and segmentation of sales:

     The Company's principal products are industrial ceramics, diamond cutting tools and cellular phone batteries. The tools include dicing blades which are components of precision electronic saws, scribes which are used to cut silicon wafers, porcelain and ceramic molds and dressers which are used for the shading and forming of grinding wheels in the machine tool industry.

                                       SETO HOLDINGS, INC. AND SUBSIDIARIES
                                 (FORMERLY SEMICON TOOLS, INC. AND SUBSIDIARIES)

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



13.     Principal products and segmentation of sales (continued):

        Financial information relating to the principal industry segments and classes of products:

                                                                                                       April 30,
                                                                                    April 30,            1998
                                                                                      1999             Restated
           Sales to customers:
            Industry A:
               Ceramics                                                            $  379,830          $  370,144
            Industry B:
               Diamond tools                                                          109,673             128,625
            Industry C:
               Cellular batteries                                                     312,110                   0
            Miscellaneous                                                              99,174              82,056
                                                                                   ----------          ----------
                                                                                   $  900,787          $  580,825
                                                                                   ==========          ==========

         Operating profit or loss:
            Industry A                                                             $    5,621         $   107,121
            Industry B                                                                  1,623              37,225
            Industry C                                                                  4,620                   0
                                                                                   ----------         -----------

                                                                                   $   11,864         $   144,346
                                                                                   ==========         ===========
         Identifiable assets:
            Industry A                                                             $  463,065          $  438,387
            Industry B                                                                996,815             722,420
            Industry C                                                                438,926                   0
                                                                                   ----------          ----------

                                                                                   $1,898,806          $1,160,807
                                                                                   ==========          ==========


        Two customers each accounted for more than 10% of total sales and together accounted for approximately 44% of total sales for the period ended April 30, 1999.

        Foreign and domestic operations and export sales:

                                                                                   April 30,           April 30,
                                                                                     1999                1998
           Sales to customers:
              United States                                                          $546,023            $352,075
              Far East                                                                162,337             104,675
              Canada                                                                  192,427             124,075
                                                                                     --------            --------
                                                                                     $900,787            $580,825
                                                                                     ========            ========


                                                                                                       April 30,
                                                                                   April 30,             1998
                                                                                     1999              Restated
           Operating profit:
              United States                                                        $    7,192          $   87,497
              Far East                                                                  2,138              26,014
              Canada                                                                    2,534              30,835
                                                                                   ----------          ----------
                                                                                   $   11,864          $  144,346
                                                                                   ==========          ==========

           Identifiable assets:
              United States                                                        $1,150,986          $  703,638
              Far East                                                                342,197             209,197
              Canada                                                                  405,623             247,972
                                                                                   ----------          ----------
                                                                                   $1,898,806          $1,160,807
                                                                                   ==========          ==========



                                       SETO HOLDINGS, INC. AND SUBSIDIARIES
                                 (FORMERLY SEMICON TOOLS, INC. AND SUBSIDIARIES)

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS








14. Year 2000 compliance:

     The Company operates date sensitive computer equipment in its operations in the United States and Malaysia. The accounting and bookkeeping computer programs have been upgraded to be year 2000 compliant at a cost of less then $1,000 in the United States. The Company's domestic manufacturing equipment is not date-sensitive. The Company purchased all-new manufacturing and computer equipment in Malaysia, which is year 2000 compliant, at a cost of approximately $200,000, during the previous fiscal year.


     Like many other businesses, the Company is at risk from year 2000 failures on the part of its suppliers.


15. Supplemental cash flow information:

                                                                                                          1998
                                                                                       1999             Restated

        Interest paid during period                                                  $ 23,424          $   10,107
                                                                                     ========          ==========
        Income taxes paid during the period                                          $      0          $        0
                                                                                     ========          ==========

        Supplemental schedule of non-cash investing and financing activities:
            Conversion of accrued interest to
             term loans                                                              $234,590
                                                                                     ========

        Reconciliation of increase in cash:
         Cash at beginning of period, as originally
           reported                                                                                     $ 371,413
         Decrease in cash resulting from disposition
           of foreign subsidiary                                                                          264,840
                                                                                                        ---------
         Cash at beginning of period, as restated                                                       $ 106,573
                                                                                                        =========


ITEM 2.  Management's Discussion and Analysis or Plan of Operation.

GENERAL

In fiscal year 1998, ending January 31, 1999, the Company altered its business plans and objectives and reorganized its product lines for faster growth into two major groupings: Technical Products to Industry and Consumer Products. This decision followed the Company's June 1998 acquisition of Fuji Fabrication SDN. BHD. ("Fuji") and its cellular telephone battery line and its September, 1998 sale of Teik Tatt Holding Co. (1979) SDN. BHD. ("TTH") to its former owner.

During the quarter ended April 30, 1999, excluding the results of discontinued operations, the Company experienced the highest quarterly net sales of its history, attributable principally to continued growth in fabricated industrial ceramics at $375,389 and the growth of the Company's cellular telephone battery product line, which was launched in July 1998 (sales of $398,589).

The Company's financial condition remains healthy. At April 30, 1999, the Company had total assets of $2,513,000 and current assets of $1,544,876, increases over January 31, 1999 of 9.5% and 13.8% respectively. Stockholders' equity rose 7.1% over January 31, 1999, to $1,367,485.

As sales increase, an increase in debt is expected to pay for the expenditures for larger volumes of material and some labor to manufacture product. In addition, current liabilities increased by 10.1% to $871,690 and long term debt, net of current portions, increased by 20.2% over January 31, 1999.

The company conducts a substantial portion of its manufacturing and assembly operations in Malaysia. Accordingly, economic and political conditions there, and in Southeast Asia as a whole, will remain of importance to the Company. Management believes that steps taken by the Malaysian Government since the outset of the area's downturn in mid-1977 involving financial uncertainties have had a calming and stabilizing effect. In any event, although no assurance can ge given, the Company believes that regional circumstances will have no material adverse effect on its operations or financial condition during the fiscal year which began February 1, 1999.


FIRST QUARTER 1999 COMPARED TO 1998

Excluding discontinued operations, the Company's net sales increased 55% from $500,825 to $900,787, and income from continuing operations declined $132,482, or 92%, from $144,346 to $11,864. The decrease in income from continuing operations principally resulted from increased selling, general and administrative expenses due to a $25,000 non-cash charge related to exercising of stock options; additional expenses for public relations; initial marketing expenses for the cellular phone product line inclusive of a new internet e-commerce site (although it is too soon to report, it is believed the latter expenses will realize significant sales results); and the Company's relocation from Armonk, New York to its new headquarters and manufacturing/warehouse facilities in Briarcliff Manor, New York.

The Company's combined gross profit margin is now at the level of 45% to 50%. This is a result of the new mix of products and is typified by East Coast Sales Co.'s gross profit of 62.4% and Fuji Fabrication's 21.9%. With sales volume increasing, it is expected that the latter number will improve. Nevertheless, the products themselves and their make/buy breakdown will limit the degree of improvement. This is to be expected and is normal.

With a backlog of orders on hand amounting to $1.25 million to be shipped within the next 4 to 6 months and the elimination of a number of one time and anomalous factors mentioned above which did occur in the first quarter just ended, Management believes that sales will continue to increase for the remainder of the year and that the Company should report an annual profit of approximately $400,000 or 4 cents per share. Supporting this projection are reports from major industry sources relative to semi-conductor chips and cellular phones, both together impacting essentially all of the Company's product lines, that sales will rise significantly in 1999.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 1999, the Company had current assets of $1,544,876 and current liabilities of $871,690 yielding a positive working capital position of $673,186 and a current ratio of 1.77:1, both improvements over comparable figures at January 31, 1999 of $526,575 and 1.6:1, respectively. These standard measures of a company's ability to meet its current obligations reflect positively on the Company's liquidity and internal resources for the current level of business and will contribute to satisfying its suppliers of goods and services concerned about credit-worthiness.

As for growth capital, to a large extent it should be satisfied by the recent consolidation of the outstanding line of credit and standby letters of credit in the amount of $1,000,000 from the Company's bank. However because of the anticipated increase in sales, especially in its cellular phone battery product line, the Company has been seeking additional lines of credit from Malaysian financial sources. Also, the Memorandum of Understanding with a Hong Kong manufacturer of cellular phone accessories (e.g. hands free kit, traveling charger, auto cord charger etc.) to form a marketing joint venture aimed at the U.S. market place, besides the finalization of certain legal and organizational details, requires working capital of approximately $200,000 to $250,000. Although the Company is talking to a firm for loans in the amount of $500,000 to $1,000,000 on what it considers favorable terms, no definite funding source for these purposes has yet been identified and no assurance can be given that such financing will be obtained on commercially reasonable terms, or at all.

As at the end of the quarter, there were no plans or material commitments for capital expenditures for assets of any significant value.


EFFECTS OF FOREIGN CURRENCY FLUCTUATIONS

The Company's foreign operations are subject to risks related to fluctuation in foreign currency exchange rates. During this quarter a nominal $1,298 loss in foreign currency exchanges were incurred in effect not impacting operational results.

While future fluctuations in currency exchange rates could impact results of operations or financial conditions, foreign operations are expected to continue to provide strong financial results and earnings growth.

A number of economists, including some high in United States Government's financial circles, believe that predictable policies (e.g., pegging exchange rates, which Malaysia did in 1998, and is sticking to that policy) yields a key element of financial stability. That is a course which Malaysia has chosen to follow. At the moment, the perception is that the financial crises which began in mid-1997 in Southeast Asia has eased and probably has ended e.g., in the first quarter of 1999, container traffic from the West Coast to East Asia ran 10% ahead of projections. This appears to bode well for Malaysia.


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



FORWARD-LOOKING STATEMENTS

This "Management's Discussion and analysis or Plan of Operation", contains statements which are not historical facts and are forward-looking statements and expressions such as "expect", "believe", "anticipate", "many" or similar variations of such terms which reflect management's confidence, expectations, estimates and assumptions. Such statements are based on information available at the time this form 10-QSB was prepared and involve risks and uncertainties that could cause future results, performance or achievements of the Company to differ significantly from projected results. Factors that could cause actual future results to differ materially include, among others, partial dependence on the semiconductor industry, availability of raw materials, intense competition, ecological obsolescence, continued relationship with major customers and the risks of doing business in Malaysia and Southeast Asia, including, without limitations, economic and political conditions, foreign currency translation risks, tariffs and other foreign trade policies and dependence on inexpensive labor in such countries. SETO assumes no obligation for updating any such forward-looking statement, if any at any time.