Form 10QSB
period 1999-07-31
SETO HOLDINGS INC
filed 1999-09-14
CIK 794998

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 10-QSB

              (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the quarterly period ended  July 31, 1999

                                       or

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

                                                  Yes X   No


Indicate the number of Shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.


            Class                              Outstanding at July 31, 1999

Common Stock, par value $.001
 per share                                               10,949,100

                                      INDEX


Part I.   Financial Information


   Item 1.  Consolidated financial statements:

         Balance sheet as of July 31, 1999                             F-2

         Statement of income for the six and three
           months July 31, 1999 and 1998                               F-3

         Statement of comprehensive income for the six
           and three months ended July 31, 1999 and 1998               F-4

         Statement of cash flows for the six months ended
           July 31, 1999 and 1998                                      F-5

         Notes to consolidated financial statements                 F-6 - F-14


   Item 2.  Management's discussion and analysis of
                 financial condition



Part II.  Other information


   Signatures

                      SETO HOLDINGS, INC. AND SUBSIDIARIES
                 (Formerly Semicon Tools, Inc. and Subsidiaries)

                   CONSOLIDATED BALANCE SHEET - JULY 31, 1999




                                     ASSETS

Current assets:
  Cash                                                           $   83,338
  Accounts receivable, less allowance
   for doubtful accounts of $10,500                                 508,728
  Inventory                                                         836,379
  Prepaid expenses and other assets                                 166,439
  Deferred tax asset, current portion                               110,592
                                                                  ----------

    Total current assets                                          1,705,476
                                                                  ---------

Property and Equipment                                              624,898
                                                                    -------

Other assets:
   Goodwill, net of amortization                                    114,275
   Security deposits                                                 11,037
   Deferred tax asset, net of current portion                       224,534
   Loan receivable, officer                                           5,897
                                                                  ----------
                                                                    355,743
                                                                    -------

                                                                 $2,686,117
                                                                 ==========



                      LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
  Current portion of long-term debt                              $  164,041
  Notes payable, bank                                               270,000
  Accounts payable                                                  391,690
  Accrued expenses                                                   34,568
                                                                   ---------

    Total current liabilities                                       860,299
                                                                   ---------

Long-term debt, net of current portion                              319,481
                                                                  ----------

Deferred lease liability                                              7,500

Commitments and contingencies

Shareholders' equity:
  Common stock par value $.001; 100,000,000
   shares authorized; 10,978,500 shares issued                       10,979
  Additional paid in capital                                      2,913,855
  Currency translation adjustment                               (   155,290)
  Retained earnings (deficit)                                   ( 1,261,681)
                                                                  ----------
                                                                  1,507,863
                                                                  ---------
  Less common shares held in treasury, 29,400
   shares at cost                                                     9,026
                                                                      -----

  Total shareholder's equity                                      1,498,837
                                                                  ---------

                                                                 $2,686,117
                                                                 ==========




     See notes to consolidated financial statements.
                                                                            F-2

                      SETO HOLDINGS, INC. AND SUBSIDIARIES)
                 (Formerly Semicon Tools, Inc. and Subsidiaries)

                        CONSOLIDATED STATEMENT OF INCOME

                SIX AND THREE MONTHS ENDED JULY 31, 1999 AND 1998


                                                          Six Months                           Three Months
                                                            ended                                  ended
                                                           July 31,                               July 31,
                                                1999                1998              1999                 1998
                                                ----                ----              ----                 ----

Net sales                                   $ 1,761,845         $1,197,282         $  861,058         $   616,457

Cost of sales                                   871,065            348,506            377,810             232,075
                                            -----------         ----------         ----------         -----------

Gross profit                                    890,780            848,776            483,248             384,382

Selling, general and
 administrative expenses                        762,493            675,196            366,825             355,148
                                            -----------         ----------         ----------         -----------

Income from operations                          128,287            173,580            116,423              29,234
                                            -----------         ----------         ----------         -----------

Other income (expenses):
  Interest expense                        (     44,631)       (    23,970)       (    21,207)       (     13,863)
  Loss on foreign
   currency exchange                      (        796)                                   492
                                           -----------          ----------         ----------         -----------
                                          (     45,427)       (    23,970)       (    20,715)       (     13,863)
                                           -----------         ----------         ----------         -----------


Income before income taxes
 (benefit)                                       82,860            149,610             95,708              15,371

Income taxes (benefit)                    (      6,553)             10,909             10,347               7,309
                                           -----------          ----------         ----------         -----------

Income from continuing
 operations                                      89,413            138,701             85,361               8,062

Discontinued operations:
  Income from operations
   of subsidiary                                                 1,073,904                                470,130
                                            -----------         ----------         ----------         -----------

Net income                                  $    89,413         $1,212,605         $   85,361         $   478,192
                                            ===========         ==========         ==========         ===========

Earnings per share
 information:
  Basic:
    Earnings per share
     from continuing
     operations                          $         0.01         $     0.01          $   0.01          $      0.00
    Earnings per share
     from discontinued
     operations                                    0.00               0.04              0.00                 0.02
                                         --------------         -----------          --------           ----------

Net income per share                        $      0.01         $     0.05          $   0.01          $      0.02
                                         ==============         ===========           =======           ===========

  Diluted:
    Earnings per share
     from continuing
     operations                             $      0.01         $     0.01        $     0.00          $      0.00
    Earnings per share
     from discontinued
     operations                                    0.00               0.04              0.00                 0.02
                                           -------------        -----------        ----------         ------------

Net income per share                        $      0.01         $     0.05        $     0.00          $      0.02
                                          ==============        ===========        ==========         ============


     See notes to consolidated financial statements.
                                                                            F-3

                      SETO HOLDINGS, INC. AND SUBSIDIARIES)
                 (Formerly Semicon Tools, Inc. and Subsidiaries)

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                SIX AND THREE MONTHS ENDED JULY 31, 1999 AND 1998
                                   (UNAUDITED)

















                                                           Six Months                          Three Months
                                                             ended                                 ended
                                                            July 31,                              July 31,
                                                 1999                1998              1999                1998
                                                 ----                ----              ----                ----



Net income                                       $89,413         $1,212,605            $85,361           $478,192

Other comprehensive income, net of tax:
   Foreign currency
    translation adjustment                                           34,428                            ( 437,941)
                                                 -------         ----------            -------          --------

Comprehensive income                             $89,413         $1,247,033            $85,361           $ 40,251
                                                 =======         ==========            =======           ========



NOTE: Net income includes
       discontinued operations
       in prior year




















     See notes to consolidated financial statements.
                                                                            F-4

                      SETO HOLDINGS, INC. AND SUBSIDIARIES
                 (Formerly Semicon Tools, Inc. and Subsidiaries)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                     SIX MONTHS ENDED JULY 31, 1999 AND 1998







                                                                                                           1998
                                                                                        1999             Restated

Operating activities:
  Income from continuing operations                                                   $ 89,413           $ 85,361
  Adjustments to reconcile net income to cash
   provided by continuing operations:
     Depreciation and amortization                                                      35,408             26,415
     Compensatory stock issued                                                          43,300
     Changes in other operating assets and
      liabilities:
        Accounts receivable                                                         ( 120,264)         (  75,740)
        Inventories                                                                 (  75,681)         ( 261,725)
        Prepaid expenses and other current assets                                        3,625         (  36,820)
        Deferred tax assets                                                         (  11,126)
        Other assets                                                                     4,513         (   7,847)
        Accounts payable, and accrued expenses                                         121,691            144,983
        Deferred lease liability                                                         3,000
                                                                                      --------           --------

        Net cash provided by (used in) operating
         activities                                                                     93,879         ( 125,373)
                                                                                      --------          --------

Investing activities:
  Purchase of property and equipment                                                (  78,607)         ( 129,427)
  Increase (decrease) in loan receivable, officer                                        4,917         (  48,128)
                                                                                      --------          --------

        Net cash used in investing activities                                       (  73,690)         ( 177,555)
                                                                                     --------           --------

Financing activities:
  Proceeds from issuance of common stock                                                67,500             85,000
  Proceeds from financing                                                              240,000            250,000
  Payment of debt                                                                   ( 302,175)         (  84,512)
                                                                                     --------           --------

        Net cash provided by financing activities                                        5,325            250,488
                                                                                      --------           --------

Effect of exchange rate changes on cash                                             (   8,238)            106,666
                                                                                     --------            --------

Net increase in cash                                                                    17,276             54,226

Cash, beginning of period                                                               66,062            106,573
                                                                                      --------           --------

Cash, end of period                                                                   $ 83,338           $160,799
                                                                                      ========           ========












     See notes to consolidated financial statements.
                                                                            F-5

                      SETO HOLDINGS, INC. AND SUBSIDIARIES
                 (Formerly Semicon Tools, Inc. and Subsidiaries)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS








1.      Organization of the Company:

     Seto Holdings, Inc. (the "Company"), a Nevada corporation, is primarily in the business of manufacturing and selling small precision disposable diamond and other base material tools used to cut and separate electronic components and devices and cellular phone batteries. In addition, it has four subsidiaries with their own product lines.



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


4. Property and equipment:

        Major classifications of property and equipment are as follows:

        Leasehold improvements                                     $  146,700
        Manufacturing equipment                                       995,229
        Office equipment                                               62,934
                                                                   ----------
                                                                    1,204,863
        Less accumulated depreciation                                 579,965
                                                                      -------
                                                                   $  624,898
                                                                   ==========


5.      Goodwill:

     On January 26, 1990, the Company acquired East Coast Sales Company (its wholly-owned subsidiary) for a cost of $309,000. The purchase price exceeded the fair value of the assets by $134,281 which amount was assigned to goodwill, and is being amortized on a straight-line basis over forty years. Accumulated amortization of goodwill aggregated $40,435 at July 31, 1999.


     On June 30, 1998, the Company acquired Fuji Fabrication, SDN BHD for a cost of $100,000. The purchase price exceeded fair value of the assets by $20,999, which amount was assigned to goodwill and is being amortized over a forty year period. Accumulated amortization of goodwill aggregated $568 at July 31, 1999.


6. Commitments and contingencies:

     The Company is obligated under a lease agreement with an entity owned by an officer of the Company which expires on April 30, 2013. Annual rent expense is as follows: $60,000 for each of the first five years, $66,000 for each of the second five years and $72,000 for each of the final five

                      SETO HOLDINGS, INC. AND SUBSIDIARIES
                 (Formerly Semicon Tools, Inc. and Subsidiaries)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






6.      Commitments and contingencies (continued):

         years. The Company is also obligated for insurance and the increase in real estate taxes over the base year as stipulated in the lease. This lease requires the following future minimum rental payments:

                           July 31, 2000                           $ 60,000
                           July 31, 2001                             60,000
                           July 31, 2002                             60,000
                           July 31, 2003                             60,000
                           July 31, 2004                             64,500
                           Thereafter                               609,000
                                                                   --------
                                                                   $913,500
                                                                   ========


        Rent expense amounted to $36,158 for the six months ended July 31, 1999.


     The Company also leases three vehicles under operating leases with terms expiring through 1999. Total lease expense was $16,683 for the six months ended July 31, 1999.

7. Common stock:

     During the six months ended July 31, 1999, the Company issued 450,000 shares of its common shares with net proceeds of $92,500 upon the exercise of certain common stock purchase options.

8. Notes payable and long-term debt:

     The Company has an outstanding line of credit with the a bank for $500,000. Interest is payable monthly at a rate of 1% per year over prime. The loan is secured by the personal guarantee of the Company's president and the assets of Seto Holdings, Inc. At July 31, 1999, the Company had utilized $270,000 of this line.


        Long-term debt consists of the following:
                                                     Balance
                                                     July 31,
                                         Rate         1999         Maturity

        Notes payable:
           Bank                (a)        8.45%      $145,833        2002
           Shareholder         (b)        10%          84,969        2002
           Shareholder         (c)        15%         156,639        2004
           Shareholder         (d)        10%          96,081        2002
                                                                  --------
                                                                  483,522
           Less current portion                                   164,041
                                                                  -------

                                                                 $319,481
                                                                 ========

                      SETO HOLDINGS, INC. AND SUBSIDIARIES
                 (Formerly Semicon Tools, Inc. and Subsidiaries)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS








8.      Notes payable and long-term debt (continued):

        (a) The note is payable in monthly installments of $4,164 plus interest.

        (b) The note is payable in monthly installments of $4,053 including interest.

        (c)      The  note  is  payable  in  monthly   installments  of  $4,731,
                 including interest.

        (d) The note is payable in monthly installments of $3,633 including interest.


        The maturities of these loans are as follows:

                     July 31, 2000                                   $164,042
                     July 31, 2001                                    172,895
                     July 31, 2002                                    115,062
                     July 31, 2003                                     31,523




9. Income taxes:

         Provision for income taxes (benefit):

                                                     1999                1998
                                                     ----                ----

              Current                              $ 4,573             $     0
              Deferred                            ( 11,126)             10,909
                                                    -------            -------
                Total (benefit) expense           ($ 6,553)            $10,909
                                                   =======             =======


     A reconciliation of the income tax provision at the federal statutory rate to the income tax provision at the effective tax rate is as follows


                                                         1999            1998
                                                         ----            ----
        Income tax computed at the
         federal statutory rates                       $12,047        $456,879
        State taxes (net of federal benefit)             7,000           2,651
        Foreign income                                (  8,700)      ( 448,621)
        Reduction in valuation allowance              ( 16,900)              0
                                                        -------       --------

         Net income tax expense (benefit)             ($ 6,553)       $ 10,909
                                                       =======        ========

                      SETO HOLDINGS, INC. AND SUBSIDIARIES
                 (Formerly Semicon Tools, Inc. and Subsidiaries)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





9.      Income taxes (continued):

        The components of deferred tax assets and liabilities consist of the following:

        Deferred tax asset:

           Net operating loss carryforward                    $474,226

                 Total deferred tax asset                      474,226

                 Valuation allowance                           139,100
                                                               -------

                                                              $335,126
                                                              ========

        The Company  has a net  operating  loss carry  forward of  approximately
         $1,600,000 for federal and state purposes which will expire in 2008.



10. Employment and consulting agreements:

        Employment agreements:

     On May 1, 1996, the Company entered into employment agreements with its President and Vice President. The term of the agreements covers a five year period expiring April 30, 2003. Compensation is set at a base of $100,000 and $75,000 for the President and Vice President, respectively, with each getting a bonus of 5% of the increase in Seto Holdings, Inc./East Coast Sales consolidated net income over the net income from the previous years. Each employee also received 1,000,000 stock options at $.25, 1,000,000 stock options at $.10 and 500,000 stock options at $.50. The options were not part of the 1997 Non-statutory Stock Option Plan effectuated March 25, 1997. As of July 31, 1999, none of these options had been exercised.


     On July 15, 1998, the Company entered into an employment agreement with the acting secretary of the Company. The term of the agreement covers a five year period expiring July 15, 2003. Compensation is set at a base of $55,000 with a bonus of 2% of any increase in Seto Holdings, Inc./East Coast Sales consolidated net income over the net income from the previous years. The employee also received 500,000 stock options exercisable at $.50 per share, none of which have been exercised as of July 31, 1999. These options were not part of the 1997 non-statutory stock option Plan effectuated March 25, 1997.



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

        Consulting agreements (continued):

     600,000 shares of common stock at a price of $.50 per share for a period of two years commencing four months from the date of signing. This option was reduced to 300,000 shares at $.25 per share. The options were issued pursuant to the Company's 1997 non-statutory Stock Option Plan. 140,000 shares were issued during the six months ended July 31, 1999.


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



     On March 10, 1999, the Company entered into a consulting agreement for a one year period through March 2000 for investor public relations. In consideration for the consulting agreement, the Company paid $5,000 and issued 150,000 shares of unregistered Company common stock. In addition, the Company granted options to purchase 50,000 shares of common stock at $.75 per share, 50,000 shares at $1.50 per share and $2.00 per share for a period of one year from the date of signing the agreement. None of these options have been exercised as of July 31, 1999.



     On April 19, 1999, the Company entered into a consulting agreement for the six month period May 1, 1999 through October 31, 1999, with an option to renew for an additional six months. The consultant received 10,000 shares of unregistered Company common stock.



11. Computation of earnings per share:

                                                           Six Months                         Three Months
                                                             ended                               ended
                                                            July 31,                            July 31,
                                                    1999                1998           1999                1998
                                                    ----                ----           ----                ----
        Weighted average number of
         common shares outstanding -
         basic                                    10,828,575        10,075,753        10,948,774       10,137,000

        Assumed conversion of
         stock options                             6,277,500         2,645,000         6,310,000        2,645,000
                                                  ----------        ----------        ----------       ----------

        Weighted average number of
         common shares outstanding-
         diluted                                  17,106,075        12,720,753        17,258,774       12,782,000
                                                  ==========        ==========        ==========       ==========





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




        Summary of options are as follows:
                                                                                      Exercise         Expiration
                                                    Date             Amount            Price              Date

        Eugene Pian, Officer                       05/01/96          1,000,000            $.25           05/01/01
        Eugene Pian, Officer                       02/13/97          1,000,000             .10           05/01/01
        Eugene Pian, Officer                       07/15/98            500,000             .50           06/30/03
        Craig Pian, Officer                        05/01/96          1,000,000             .10           05/01/01
        Craig Pian, Officer                        02/13/97          1,000,000             .10           05/01/01
        Craig Pian, Officer                        07/15/98            500,000             .50           06/30/03
        Francine Pian, Officer                     07/15/98            500,000             .50           06/30/03

        Tan Hun Chin, Director                     11/27/97            500,000             .10           11/27/00
        Consultant                                 06/19/98            160,000             .25           06/09/00
        Consultant                                 03/10/99            150,000        .75-2.00           03/12/00




13. Principal products and segmentation of sales:

     The Company's principal products are industrial ceramics, diamond cutting tools and cellular phone batteries. The tools include dicing blades which are components of precision electronic saws, scribes which are used to cut silicon wafers, porcelain and ceramic molds and dressers which are used for the shading and forming of grinding wheels in the machine tool industry and replacement batteries for cellular phones.

                      SETO HOLDINGS, INC. AND SUBSIDIARIES
                 (Formerly Semicon Tools, Inc. and Subsidiaries)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




13.     Principal products and segmentation of sales (continued):

        Financial information relating to the principal industry segments and classes of products:

                                                                                                        July 31,
                                                                                     July 31,            1998
                                                                                      1999             Restated
           Sales to customers:
            Industry A:
               Ceramics                                                            $  730,563          $  741,740
            Industry B:
               Diamond tools                                                          337,583             257,799
            Industry C:
               Cellular batteries                                                     575,254              33,403
            Miscellaneous                                                             118,445             164,340
                                                                                   ----------          ----------
                                                                                   $1,761,845          $1,197,282
                                                                                   ==========          ==========

         Operating profit or loss:
            Industry A                                                             $  226,249         $   287,863
            Industry B                                                           (   103,823)       (     93,823)
            Industry C                                                                 44,553               5,880
            Miscellaneous                                                        (    38,692)       (     26,340)
                                                                                  ----------         -----------

                                                                                   $  128,287         $   173,580
                                                                                   ==========         ===========
         Identifiable assets:
            Industry A                                                             $  483,495          $  512,888
            Industry B                                                              1,274,724           1,143,656
            Industry C                                                                520,034              24,180
            Miscellaneous                                                             407,864             265,225
                                                                                   ----------          ----------

                                                                                   $2,686,117          $1,945,949
                                                                                   ==========          ==========


        Two customers each accounted for more than 10% of total sales and together accounted for approximately 38% of total sales for the six months ended July 31, 1999.

        Foreign and domestic operations and export sales:

                                                                                    July 31,            July 31,
                                                                                     1999                1998
           Sales to customers:
              United States                                                        $1,068,030          $  725,792
              Far East                                                                317,485             215,751
              Canada                                                                  376,330             255,739
                                                                                   ----------          ----------
                                                                                   $1,761,845          $1,197,282
                                                                                   ==========          ==========

           Operating profit:
              United States                                                        $   77,768          $  105,224
              Far East                                                                 23,117              31,279
              Canada                                                                   27,402              37,077
                                                                                   ----------          ----------
                                                                                   $  128,287          $  173,580
                                                                                   ==========          ==========

           Identifiable assets:
              United States                                                        $1,403,328          $1,244,361
              Far East                                                              1,146,774             595,126
              Canada                                                                  136,015             106,462
                                                                                   ----------          ----------
                                                                                   $2,686,117          $1,945,949
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



15. Supplemental cash flow information:

                                                                                                          1998
                                                                                       1999             Restated

        Interest paid during period                                                  $ 44,631          $   23,970
                                                                                     ========          ==========
        Income taxes paid during the period                                          $      0          $        0
                                                                                     ========          ==========

        Supplemental schedule of non-cash investing and financing activities:
            Conversion of accrued interest to
             term loans                                                              $234,590

        Reconciliation of increase in cash:
         Cash at beginning of period, as originally
           reported                                                                                     $ 371,413
         Decrease in cash resulting from disposition
           of foreign subsidiary                                                                          264,840
                                                                                                        ---------
         Cash at beginning of period, as restated                                                       $ 106,573
                                                                                                        =========



ITEM 2.  Management's Discussion and Analysis of Operation.


GENERAL

     In fiscal year 1998 which ended January 31, 1999, the Company altered its business plans and objectives and reorganized its product lines for faster growth into two major groupings: Technical Products to Industry and Consumer Products. This decision followed the Company's June 1998 acquisition of Fuji Fabrication SDN BHD ("Fuji") and its cellular telephone battery line; and its September, 1998 sale of Teik Tatt Holding Co. (1979) SDN BHD ("TTH") to the former owner deemed mutually acceptable and in the best interest of both parties.


     During the quarter ended July 31, 1999, the Company continued to benefit from a product line that did not exist in the comparable 1998 quarter; namely:
Fuji's cellular telephone batteries which was launched in July 1998 and had sales of $571,708 in the first six months ended July 31, 1999.

     The  Company's  financial  condition  remains  healthy,  reported  by Dun &
Bradstreet as a satisfactory liquidity position and a satisfactory debt to equity ratio. At July 31, 1999, the Company has total assets of $2,686,117 and current assets of $1,705,476, increases over April 30, 1999 of 6.9% and 10.4% respectively. Stockholders' equity rose 9.6% over April 30, 1999, to $1,498,837. In addition, whereas current assets increased by 10.4%, total current liabilities decreased by 1.3% from $871,690 to $860,299, accompanied by an increase in the Company's long term debt, a controlled reallocation by Management to better accommodate its growth.

     The Company conducts a substantial portion of its manufacturing and assembly operations in Malaysia. Accordingly, economic and political conditions there, and in Southeast Asia as a whole, will remain of importance to the Company. Management believes that steps taken by the Malaysian Government since the outset of the area's downturn in mid-1977 involving financial uncertainties have had a calming and stabilizing affect. Further, as of the beginning of September, year old controls on capital movements have been lifted so as to enable foreign investors and banks to repatriate their monies. This coupled with a 1.4% economic growth during the first six months of the year and a general recovery in the area appears to bode well for the industry. In any event, although no assurance can be given, the Company believes that regional circumstances will have no material adverse effect on the operations or financial condition during the fiscal year which began February 1, 1999.



Results of Operations

     Excluding discontinued operations, for the second quarter ended July 31, 1999 compared to the corresponding quarter in the previous year, the Company's net sales increased 39.7% from $616,457 to $861,058, and income from continuing operations increased $76,299, or in excess of nine times from $8,062 to $85,361, the Company's highest quarterly income from operations. The quarterly sales of $861,058 is virtually equal to the Company's highest result which was realized just in the previous quarter of this year. These increases are attributable to the cellular phone battery product line which the Company acquired one year ago. Otherwise, within other product lines there were small sales volume variations where one customer closed for vacation and another initiated its delivery from a blanket order.

     The Company's combined gross profit margin is now at a 50% level. This is a result of the new mix of products and is typified by East Coast Sales Co.'s gross profit of 67.5% and Fuji's 24.2% reflecting the products themselves and their make/buy breakdown.


     For the six months ended July 31, 1999, compared to the six months ended July 31, 1998, sales of $1,761,845 were the highest (excluding discontinued operations) for that fiscal time period, increasing 47.2% over sales of $1,197,282 for the previous year's comparable period. However, income from operations decreased 35.5% from $138,701 to $89,413. This change was primarily due to a decrease in gross profit from 70.9% to 50.6% or 28.6% (explained above); first quarter non-cash one-time charges related to stock options and additional expenses; and initial marketing expenses for the cellular phone product line. Management stated that the first quarter 1999 impact on the six months results ended July 31, 1999 was an anomaly and that its second quarter results reflect more of the normal operations of the Company as now constituted.


     With a backlog of orders on-hand amounting to $1.2 million to be shipped within the next 3 to 4 months and the completion of the loan transfer process allowing for a loan application in Malaysia, Management believes that sales will continue to increase in almost all product lines for the remainder of the year that the Company, as reflected in the previous From 10-QSB, should report an annual profit of approximately $400,000 or 4 cents per share. Supporting this projection are reports from major industry sources relative to semi-conductor chips and cellular phones that industry-wide sales will rise significantly in 1999.


Liquidity and Capital Resources

     At July 31, 1999, the Company had current assets of $1,705,476 and current liabilities of $860,299 yielding a positive working capital position of $845, 177 and a current ratio of 1.98:1, an improvement of 12.4% over the 1.77:1 that existed at April 30, 1999. These routine measures of a company's ability to meet current obligations reflects positively on the Company's liquidity and internal resources for the current level of business and will contribute to satisfying its suppliers of goods and services concerned about credit-worthiness.


     As for growth capital for existing product lines, to some extent it has been satisfied by the line of credit with the Company's U.S. bank which stands at $500,000. However, because of the capability which Management believes exists to further increase its sales, especially in its cellular phone battery product line manufactured in Malaysia by its wholly owned subsidiary, the Company is seeking additional capital infusions of $300,000 to $500,000. Although the Company currently is in discussions with two separate entities for such funding, no new definite source has yet been identified and no assurance can be given that such financing will be obtained on commercially reasonable terms, or at all.

     Management believes that extraordinary growth potential exists via acquisitions in the Far East in general. Such Company acquisition objectives would be concentrated in companies in or aligned with the cellular phone battery and associated accessory product lines. Although Management further believes that such acquisition purchases can be made with an exchange of stock only, significant working capital requirements may be needed following a completed transaction. When such is required, no assurance can be given that such financing will be successfully obtained even with due consideration given to the resulting expanded operation.


     The Company's moratorium on its stock buyback program continues while the priority for its capital is for growth purposes. However, when the economic conditions appear appropriate, including its stock price in the open market, this program may be resumed.


     During the quarter ended July 31, 1999 the Company purchased some miscellaneous computer equipment increasing its net property and equipment to $624,898 from $580,021. As of the end of this fiscal quarter, there were no anticipated material requirements for capital expenditures.


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


EFFECTS OF FOREIGN CURRENCY FLUCTUATIONS

     The Company's foreign operations are subject to risks related to fluctuation in foreign currency exchange rates. During this quarter, the foreign currency exchange adjustment was nil, and thus, in effect did not impact operational results.


     While future fluctuations in currency exchange rates could impact results of operations or financial conditions, foreign operations are expected to continue to provide strong financial results and earnings growth.


     A number of economists, including some high in United States Government's financial circles, believe that the financial crisis which began in mid-1997 in Southeast Asia has eased and probably has ended.


DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risks primarily from exchanges in interest rates and foreign currency exchange rates. To manage exposure to these fluctuations, the Company occasionally enters into various hedging transactions. The Company does not use derivatives for trading purposes, or to generate income or to engage in speculative activity, and the Company never uses leveraged derivatives. The Company does not use derivatives to hedge the value of its net investments in the foreign operations.


     The Company's exposure to foreign exchange rate fluctuations results from wholly-owned subsidiary operations in Malaysia, and from the Company's share of the earnings of these operations, which are denominated in the Malaysian ringit.

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


FORWARD-LOOKING STATEMENTS

     This "Management's Discussion and Analysis or Plan of Operation" contains statements which are not historical facts and are forward-looking statements and expressions such as "expect", "believe", "anticipate", "many" or similar variations of such terms which reflect management's confidence, expectations, estimates and assumptions. Such statements are based on information available at the time this Form 10-QSB was prepared and involve risks and uncertainties that could cause future results, performance or achievements of the Company to differ significantly from projected results. Factors that could cause actual future results to differ materially include, among others, partial dependence on the semiconductor and cellular phone battery industries availability of raw materials, intense competition, ecological obsolescence, continued relationship with major customers and the risks of doing business in Malaysia and Southeast Asia, including, without limitations, economic and political conditions, foreign currency translation risks, tariffs and other foreign trade policies and dependence on inexpensive labor in such countries. SETO assumes no obligation for updating any such forward-looking statement, if any, at any time.