Form 10QSB
period 1999-10-31
SETO HOLDINGS INC
filed 1999-12-14
CIK 794998

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 10-QSB
0
              (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the quarterly period ended  October 31, 1999

                                       or

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

                                                  Yes X   No


Indicate the number of Shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.


            Class                            Outstanding at October 31, 1999

Common Stock, par value $.001
 per share                                               11,299,100

                                      INDEX


Part I.   Financial Information


   Item 1.  Consolidated financial statements:

         Balance sheet as of October 31, 1999                          F-2

         Statement of income for the nine and three
           months October 31, 1999 and 1998                            F-3

         Statement of comprehensive income for the nine
           and three months ended October 31, 1999 and 1998            F-4

         Statement of cash flows for the nine months ended
           October 31, 1999 and 1998                                   F-5

         Notes to consolidated financial statements                 F-6 - F-14


   Item 2.  Management's discussion and analysis of
                 financial condition



Part II.  Other information


   Signatures

                      SETO HOLDINGS, INC. AND SUBSIDIARIES
                 (Formerly Semicon Tools, Inc. and Subsidiaries)

                  CONSOLIDATED BALANCE SHEET - OCTOBER 31, 1999




                                     ASSETS

Current assets:
  Cash                                                           $   53,404
  Accounts receivable, less allowance
   for doubtful accounts of $10,500                                 506,447
  Inventory                                                         877,785
  Prepaid expenses and other assets                                 180,488
  Deferred tax asset, current portion                               110,592
                                                                  ----------

    Total current assets                                          1,728,716
                                                                  ---------

Property and Equipment                                              618,605
                                                                    -------

Other assets:
   Goodwill, net of amortization                                    113,305
   Security deposits                                                 11,037
   Deferred tax asset, net of current portion                       224,534
                                                                  ----------
                                                                    348,876
                                                                    -------

                                                                 $2,696,197
                                                                 ==========



                      LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
  Current portion of long-term debt                              $  167,376
  Notes payable, bank                                               270,000
  Accounts payable                                                  464,588
  Accrued expenses                                                   45,735
                                                                  ----------

    Total current liabilities                                       947,699
                                                                    -------

Long-term debt, net of current portion                              311,596
                                                                  ----------

Deferred lease liability                                              9,000
                                                                      -----

Commitments and contingencies

Shareholders' equity:
  Common stock par value $.001; 100,000,000
   shares authorized; 11,328,500 shares issued                       11,329
  Additional paid in capital                                      2,957,505
  Currency translation adjustment                               (   154,897)
  Retained earnings (deficit)                                   ( 1,377,009)
                                                                  ----------
                                                                  1,436,928
  Less common shares held in treasury, 29,400
   shares at cost                                               (     9,026)
                                                                  ----------

  Total shareholders' equity                                      1,427,902
                                                                  ---------

                                                                 $2,696,197
                                                                 ==========

     See notes to consolidated financial statements.
                                                                           F-2

                      SETO HOLDINGS, INC. AND SUBSIDIARIES)
                 (Formerly Semicon Tools, Inc. and Subsidiaries)

                        CONSOLIDATED STATEMENT OF INCOME

              NINE AND THREE MONTHS ENDED OCTOBER 31, 1999 AND 1998

                                                         Nine Months                           Three Months
                                                            ended                                  ended
                                                          October 31,                           October 31,
                                                1999                1998              1999                 1998
                                                ----                ----              ----                 ----

Net sales                                   $ 2,482,794         $1,903,149         $  720,949          $  705,867

Cost of sales                                 1,268,536            670,722            397,471             322,216
                                            -----------         ----------         ----------          ----------

Gross profit                                  1,214,258          1,232,427            323,478             383,651

Selling, general and
 administrative expenses                      1,166,926            997,961            404,433             322,765
                                            -----------         ----------         ----------          ----------

Income (loss) from
 operations                                      47,332            234,466       (    80,955)              60,886
                                            -----------         ----------        ----------           ----------

Other income (expenses):
  Interest expense                        (     79,557)       (    33,271)       (    34,926)        (     9,301)
  Loss on foreign
   currency exchange                      (        242)                                   554
                                           -----------          ----------         ----------          ----------
                                          (     79,799)       (    33,271)       (    34,372)        (     9,301)
                                           -----------         ----------         ----------          ----------
Income (loss) before
 income taxes (benefit)                   (     32,467)            201,195       (   115,327)              51,585

Income taxes (benefit)                    (      6,553)              6,302                           (     4,607)
                                           -----------          ----------         ----------         ----------

Income (loss) from
 continuing operations                    (     25,914)            194,893       (   115,327)              56,192

Discontinued operations:
  Income (loss) from
   operations of Teik Tatt
   Holding Co., SDN BHD                                          1,017,537                           (    56,366)
  Loss on disposal of Teik
   Tatt Holding Co., SDN
   BHD                                                        ( 1,447,290)                           ( 1,390,924)
                                            -----------        ----------          ----------         ----------

Net loss                                  ($    25,914)       ($  234,860)       ($  115,327)        ($1,391,098 )
                                           ===========         ==========         ==========          ==========
Earnings per share
 information:
  Basic:
    Earnings per share
     from continuing
     operations                          $      0.00           $     0.02        ($     0.01)         $     0.00
    Earnings per share
     from discontinued
     operations                                 0.00          (      0.04)              0.00         (      0.11)
                                          -----------           ----------         ----------          ----------

Net income (loss)
 per share                               $      0.00          ($     0.02)       ($     0.01)        ($     0.11)
                                          ===========           ==========          =========          ==========
  Diluted:
    Earnings per share
     from continuing
     operations                          $      0.00           $     0.01        ($     0.01)         $     0.01
    Earnings per share
     from discontinued
     operations                                 0.00          (      0.03)              0.00         (      0.11)
                                         -----------            ----------         ----------          ----------

Net income (loss) per
 share                                   $      0.00          ($     0.02)       ($     0.01)        ($     0.10)
                                         ===========            ==========         ==========         ==========

     See notes to consolidated financial statements.                        F-3

                      SETO HOLDINGS, INC. AND SUBSIDIARIES)
                 (Formerly Semicon Tools, Inc. and Subsidiaries)

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

              NINE AND THREE MONTHS ENDED OCTOBER 31, 1999 AND 1998
                                   (UNAUDITED)










                                                          Nine Months                          Three Months
                                                             ended                                 ended
                                                          October 31,                           October 31,
                                                 1999                1998              1999                1998
                                                 ----                ----              ----                ----



Net loss                                       ($25,914)         ($234,860)         ($137,825)       ($1,447,464)

Other comprehensive income, net of tax:
   Foreign currency
    translation adjustment                                           34,428

Comprehensive income                           ($25,914)         ($200,432)         ($137,825)       ($1,447,464)
                                                =======           ========           ========         ==========



NOTE: Net income includes
       discontinued operations
       in prior year














     See notes to consolidated financial statements.
                                                                           F-4

                      SETO HOLDINGS, INC. AND SUBSIDIARIES
                 (Formerly Semicon Tools, Inc. and Subsidiaries)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                   NINE MONTHS ENDED OCTOBER 31, 1999 AND 1998







                                                                                                           1998
                                                                                        1999             Restated

Operating activities:
  Income (loss) from continuing operations                                          ($ 25,914)           $194,893
  Adjustments to reconcile net income to cash
   provided by continuing operations:
     Depreciation and amortization                                                      58,414             44,079
     Compensatory stock issued                                                          43,300
     Changes in other operating assets and
      liabilities:
        Accounts receivable                                                         ( 122,165)         ( 124,532)
        Inventories                                                                 ( 117,087)         ( 273,135)
        Prepaid expenses and other current assets                                       21,077         (   2,797)
        Deferred tax assets                                                         (  11,126)
        Other assets                                                                     4,512              8,505
        Accounts payable and accrued expenses                                          209,947             58,672
        Deferred lease liability                                                         4,500
                                                                                      --------           --------

        Net cash provided by (used in) operating
         activities                                                                     65,458         (  94,315)
                                                                                      --------          --------

Investing activities:
  Purchase of property and equipment                                                (  94,350)         ( 251,971)
                                                                                     --------           --------

        Net cash used in investing activities                                       (  94,350)         ( 251,971)
                                                                                     --------           --------

Financing activities:
  Proceeds from issuance of common stock                                                80,000            120,000
  Proceeds from financing                                                              281,890            299,352
  Payment of debt                                                                   ( 337,801)         (  97,814)
                                                                                     --------           --------

        Net cash provided by financing activities                                       24,089            321,538
                                                                                      --------           --------

Effect of exchange rate changes on cash                                             (   7,845)         (  11,588)
                                                                                     --------           --------

Net decrease in cash                                                                (  12,648)         (  36,336)

Cash, beginning of period                                                               66,052            106,100
                                                                                      --------           --------

Cash, end of period                                                                   $ 53,404           $ 69,764
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



4. Property and equipment:

        Major classifications of property and equipment are as follows:

        Leasehold improvements                                  $  146,700
        Manufacturing equipment                                  1,000,220
        Office equipment                                            73,685
                                                                 ----------
                                                                 1,220,605
        Less accumulated depreciation                              602,000
                                                                   -------
                                                                $  618,605
                                                                ==========


5.      Goodwill:

     On January 26, 1990, the Company acquired East Coast Sales Company (its wholly-owned subsidiary) for a cost of $309,000. The purchase price exceeded the fair value of the assets by $134,281 which amount was assigned to goodwill, and is being amortized on a straight-line basis over forty years. Accumulated amortization of goodwill aggregated $41,275 at October 31, 1999.

     On June 30, 1998, the Company acquired Fuji Fabrication, SDN BHD for a cost of $100,000. The purchase price exceeded fair value of the assets by $20,999, which amount was assigned to goodwill and is being amortized over a forty year period. Accumulated amortization of goodwill aggregated $700 at October 31, 1999.


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

                           October 31, 2000                        $ 60,000
                           October 31, 2001                          60,000
                           October 31, 2002                          60,000
                           October 31, 2003                          63,000
                           October 31, 2004                          66,000
                           Thereafter                               589,500
                                                                   --------
                                                                   $898,500


     Rent expense amounted to $54,237 for the nine months ended October 31, 1999.

     The Company also leases three vehicles under operating leases with terms expiring through 1999. Total lease expense was $26,154 for the nine months ended October 31, 1999.


7. Common stock:

     During the nine months ended October 31, 1999, the Company issued 500,000 shares of its common shares with net proceeds of $80,000 upon the exercise of certain common stock purchase options.


8. Notes payable and long-term debt:

     The Company has an outstanding line of credit with the a bank for $500,000. Interest is payable monthly at a rate of 1% per year over prime. The loan is secured by the personal guarantee of the Company's president and the assets of Seto Holdings, Inc. At October 31, 1999, the Company had utilized $270,000 of this line.


    Long-term debt consists of the following:
                                                    Balance
                                                  October 31,
                                       Rate          1999           Maturity

    Notes payable:
       Bank                   (a)      8.45%        $137,500          2002
       Shareholder            (b)      10%            74,668          2002
       Shareholder            (c)      15%           148,215          2004
       Shareholder            (d)      10%            87,513          2002
       Shareholder            (e)      8.5%           31,076       Indefinite
                                                    --------
                                                     478,972
           Less current portion                      167,376
                                                     -------

                                                    $311,596
                                                    ========

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

        (d) The note is payable in monthly installments of $3,633 including interest.

        (e) The note payable is subordinated to the bank line of credit.


        The maturities of these loans are as follows:

                        October 31, 2000                         $167,371
                        October 31, 2001                          164,080
                        October 31, 2002                           98,098
                        October 31, 2003                           18,347
                        Thereafter                                 31,076



9. Income taxes:

         Provision for income taxes (benefit):

                                                       1999              1998
                                                       ----              ----

              Current                               $ 4,573            $     0
              Deferred                             ( 11,126)            10,909
                                                    -------            -------
                Total (benefit) expense            ($ 6,553)           $10,909
                                                    =======            =======


        Areconciliation of the income tax provision at the federal statutory rate to the income tax provision at the effective tax rate is as follows

                                                            1999          1998
                                                            ----          ----
             Income tax computed at the
              federal statutory rates                     $12,047      $456,879
             State taxes (net of federal benefit)           7,000         2,651
             Foreign income                              (  8,700)    ( 448,621)
             Reduction in valuation allowance            ( 16,900)            0
                                                          -------      --------

               Net income tax expense (benefit)          ($ 6,553)     $ 10,909
                                                          =======      ========

                      SETO HOLDINGS, INC. AND SUBSIDIARIES
                 (Formerly Semicon Tools, Inc. and Subsidiaries)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





9.      Income taxes (continued):

        The components of deferred tax assets and liabilities consist of the following:

        Deferred tax asset:

           Net operating loss carryforward                          $474,226
                                                                    --------

                 Total deferred tax asset                            474,226

                 Valuation allowance                                 139,100
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



10. Employment and consulting agreements:

        Employment agreements:

     On May 1, 1996, the Company entered into employment agreements with its President and Vice President. The term of the agreements covers a five year period expiring April 30, 2003. Compensation is set at a base of $100,000 and $75,000 for the President and Vice President, respectively, with each getting a bonus of 5% of the increase in Seto Holdings, Inc./East Coast Sales consolidated net income over the net income from the previous years. Each employee also received 1,000,000 stock options at $.25, 1,000,000 stock options at $.10 and 500,000 stock options at $.50. The options were not part of the 1997 Non-statutory Stock Option Plan effectuated March 25, 1997. As of October 31, 1999, none of these options had been exercised.


     On July 15, 1998, the Company entered into an employment agreement with the acting secretary of the Company. The term of the agreement covers a five year period expiring July 15, 2003. Compensation is set at a base of $55,000 with a bonus of 2% of any increase in Seto Holdings, Inc./East Coast Sales consolidated net income over the net income from the previous years. The employee also received 500,000 stock options exercisable at $.50 per share, none of which have been exercised as of October 31, 1999. These options were not part of the 1997 non-statutory stock option Plan effectuated March 25, 1997.


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

   Consulting agreements (continued):

     600,000 shares of common stock at a price of $.50 per share for a period of two years commencing four months from the date of signing. This option was reduced to 300,000 shares at $.25 per share. The options were issued pursuant to the Company's 1997 non-statutory Stock Option Plan. 190,000 shares were issued during the nine months ended October 31, 1999.

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


     On August 17, 1999, the Company entered into a consulting agreement for a one year period through August 2000 for investor public relations. In consideration for the consulting agreement, the Company issued 300,000 shares of unregistered Company common stock.


11. Computation of earnings per share:

                                                              Nine Months                       Three Months
                                                                 ended                             ended
                                                              October 31,                       October 31,
                                                    1999                1998           1999                1998
                                                    ----                ----           ----                ----
        Weighted average number of
         common shares outstanding -
         basic                                    10,915,565        10,193,324        11,207,245       10,353,500

        Assumed conversion of
         stock options                             6,238,025         2,835,000         6,260,000        2,835,000
                                                  ----------        ----------        ----------       ----------

        Weighted average number of
         common shares outstanding-
         diluted                                  17,153,590        13,028,324        17,467,245       13,188,500
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




  Summary of options are as follows:
                                                      Exercise   Expiration
                                Date         Amount     Price       Date

    Eugene Pian, Officer      05/01/96      1,000,000     $.25    05/01/01
    Eugene Pian, Officer      02/13/97      1,000,000      .10    05/01/01
    Eugene Pian, Officer      07/15/98        500,000      .50    06/30/03
    Craig Pian, Officer       05/01/96      1,000,000      .10    05/01/01
    Craig Pian, Officer       02/13/97      1,000,000      .10    05/01/01
    Craig Pian, Officer       07/15/98        500,000      .50    06/30/03
    Francine Pian, Officer    07/15/98        500,000      .50    06/30/03

    Tan Hun Chin, Director    11/27/97        500,000      .10    11/27/00
    Consultant                06/19/98        110,000      .25    06/09/00
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

                      SETO HOLDINGS, INC. AND SUBSIDIARIES
                 (Formerly Semicon Tools, Inc. and Subsidiaries)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.     Principal products and segmentation of sales (continued):

        Financial information relating to the principal industry segments and classes of products:

                                                                                                    October 31,
                                                                                  October 31,            1998
                                                                                      1999             Restated
           Sales to customers:
            Industry A:
               Ceramics                                                            $  934,300          $1,124,021
            Industry B:
               Diamond tools                                                          509,715             397,275
            Industry C:
               Cellular batteries                                                     872,174             168,758
            Miscellaneous                                                             166,605             213,095
                                                                                   ----------          ----------
                                                                                   $2,482,794          $1,903,149
                                                                                   ==========          ==========

         Operating profit or loss:
            Industry A                                                             $  225,439         $   358,707
            Industry B                                                           (   189,332)       (    104,010)
            Industry C                                                                 65,649              21,638
            Miscellaneous                                                        (    54,424)       (     41,869)
                                                                                  ----------         -----------

                                                                                   $   47,332         $   234,466
                                                                                   ==========         ===========
         Identifiable assets:
            Industry A                                                             $  422,080          $  387,203
            Industry B                                                              1,308,180           1,671,191
            Industry C                                                                558,073             309,337
            Miscellaneous                                                             407,864             426,315
                                                                                   ----------          ----------

                                                                                   $2,696,197          $2,794,046
                                                                                   ==========          ==========

        Two customers each accounted for more than 10% of total sales and together accounted for approximately 34% of total sales for the nine months ended October 31, 1999.

        Foreign and domestic operations and export sales:

                                                                                  October 31,         October 31,
                                                                                     1999                1998
           Sales to customers:
              United States                                                        $1,505,070          $1,153,689
              Far East                                                                447,399             342,947
              Canada                                                                  530,325             406,513
                                                                                   ----------          ----------
                                                                                   $2,482,794          $1,903,149
                                                                                   ==========          ==========

           Operating profit:
              United States                                                        $   28,693          $  142,133
              Far East                                                                  8,529              42,251
              Canada                                                                   10,110              50,082
                                                                                   ----------          ----------
                                                                                   $   47,332          $  234,466
                                                                                   ==========          ==========
           Identifiable assets:
              United States                                                        $1,634,435          $1,693,751
              Far East                                                                485,855             503,487
              Canada                                                                  575,907             596,808
                                                                                   ----------          ----------
                                                                                   $2,696,197          $2,794,046
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


15. Supplemental cash flow information:
                                                                                                          1998
                                                                                       1999             Restated

        Interest paid during period                                                  $ 79,557          $   34,926
                                                                                     ========          ==========
        Income taxes paid during the period                                          $      0          $        0
                                                                                     ========          ==========

        Supplemental schedule of non-cash investing and financing activities:
            Conversion of accrued interest to
             term loans                                                              $234,590
                                                                                     ========

        Reconciliation of increase in cash:
         Cash at beginning of period, as originally
           reported                                                                                     $ 371,413
         Decrease in cash resulting from disposition
           of foreign subsidiary                                                                          265,313
                                                                                                        ---------
         Cash at beginning of period, as restated                                                       $ 106,100
                                                                                                        =========


16. Subsequent events:

     On November 19, 1999, the Company announced the acquisition of Hong Kong Batteries Industries, Ltd. based in Hong Kong. The purchase price is 2,000,000 restricted shares of the Company's common stock with 1,500,000 shares to be issued immediately and an additional 500,000 restricted shares after the profit guarantee is met for the fiscal year ending in 2001. The acquisition will be accounted for as a purchase at the time of closing.

     On December 1, 1999, the Company announced the acquisition of Fimas SDN BHD Malaysia and its subsidiaries based in Malaysia with a manufacturing facility in Taichang, China. The purchase price is 6,000,000 restricted shares of the Company's common stock with 5,000,000 to be issued immediately and an additional 1,000,000 restricted shares after the profit guarantee is met for the fiscal year ending in 2001. The acquisition will be accounted for as a purchase at the time of closing.

ITEM 2.  Management's Discussion and Analysis of Operation.

GENERAL

In fiscal year 1998 which ended January 31, 1999, the Company altered its business plans and objectives and reorganized its product lines for faster growth into two major groupings: Technical Products to Industry and Consumer Products. This decision followed the Company's July 1998 acquisition of Fuji Fabrication SDN BHD ("Fuji") and its cellular telephone battery line; and its September, 1998 sale of Teik Tatt Holding Co. (1979) SDN BHD ("TTH") to the former owner deemed mutually acceptable and in the best interests of both parties. The latter transaction is reflected in the consolidated Statement of Income in the 1998 figures as "discontinued operation".

After this current quarter closed, several significant subsequent events occurred, all consistent with the new plans and objectives:

   a. In the Consumer Products Grouping area, two acquisitions were made:

           1) On November 19, 1999, the Company acquired Hong Kong Batteries Industries, Ltd ("HK Batteries") located in Hong Kong with a manufacturing facility in Main Land China. With sales of $2.5 million and $130,000 in profit forecast for the current year, HK Batteries product line complements and supplements the cellular phone product line of the Company's Fuji subsidiary.

           2) On November 27, 1999, the Company acquired Fimas Sdn Bhd ("Fimas") located in Malaysia with a factory in Main Land China. Fimas manufactures and markets high quality electronic consumer products including DVD players, CD ROM drives, CD players and home theater systems. With a very impressive customer base already in place, the Company also anticipates selling most products in the U.S.A. utilizing its E-Commerce approach and other marketing methods. Projected sales for current year is $17.5 million and projected profit is $500,000.

   b. In the Technical Products Grouping area, on December 6, 1999 the Company signed a joint venture with International Bearing Networks, LLC ("IBN") for the fabrication of diamond dicing blades utilizing IBN's proprietary application process. The latter will multiply a blades usable life and make such product the dicing blade of choice in the marketplace, completely altering the acceptability and, thus, reception of the Company's dicing blade product line.

Had the two above mentioned acquisitions been in place for the entire fiscal year, annual operational results are projected to have been $24 million in sales with profit in excess of $500,000.

The Company's financial condition remains healthy. As of October 31, 1999, both total assets at $2,696,197 and total current assets at $1,728,716 increased over last quarter's report, the former only nominally and the latter by 1.4%. At October 31, 1999, Inventory and Prepaid expenses and other assets rose 5.0% and 1.7% to $877,785 and $180,488 respectively over July 31, 1999 offsetting an equivalent decrease in cash. The Accounts payable increase of 18.6% to $464,588 primarily accounted for the total current liabilities increase, part of Management's controlled reallocation to accommodate its growth mode. Total Shareholder's equity decreased by 4.7% to $1,427,902 over July 31, 1999 reflecting some of the non-recurring expenses experienced due to the acquisition process.

The Company has conducted a substantial portion of its manufacturing and assembly operations in Malaysia and will now also be fabricating in Main Land China. Accordingly, economic and political conditions there, and in East Asia as a whole, will remain of importance to the Company. Management believes that although risks exist, there are signs that the foundations of a new Asian economy are strengthening and improving from where they were immediately following the problems sparked in Thailand in July 1997. In Malaysia, in particular, real Gross National Product continues to grow and balances of payments are healthy. In China, the Company is entering its economy at a propitious time. China's imminent entry into the World Trade Organization portends more of an open market and favorable foreign investment climate. In any event, although no assurance can be given, the Company believes that regional circumstances will have no material adverse effect on its operations or financial condition during the foreseeable future.

Results of Operations


Excluding any consideration given to the discontinued operations of TTH, the Company experienced its highest sales level for both the nine month period ended October 31 and for a third fiscal quarter. In addition, the quarter ending October 31, 1999 realized its third best quarterly sales. Further, it appears that its cost of sales is leveling at 55%. All of this is attributed to the Fuji cellular phone product line which began July 1, 1998 with the acquisition of that Malaysian company. Fuji's nine (9) month sales of $868,778 represented 35% of total sales and its cost of sales was approximately 77%, substantially influencing the average ratio for the Company's new mix of product lines.


For the third quarter ended October 31, 1999 compared to the previous year's quarter ended October 31, 1998, the Company's sales increased 2.1% to $720,949 from $705,867. Income from continuing operations went from a profit of $56,192 for the previous quarter ended October 31, 1998 to a loss of $115,327 for the current quarter.


For the nine(9) months ended October 31, 1999 compared to the (9) months ended October 31, 1998, sales increased by 30.5% to $2,482,794 from $1,903,149.
However, income from continuing operations went from a profit of $194,893 for the period ended October 31, 1998 to a loss of $25,914 for the current nine (9) months.


With an emphasis on its high sales levels and a backlog for the Company, prior to the closing on the acquisitions, exceeding $1 million to be shipped within the next 3 to 4 months, Management believes the next quarter and the fiscal year's results will be more than satisfactory. Reasons for this are:


   a. The current quarter's operating results were strongly influenced by the acquisition process leading to the transaction closing on Fimas and HK Batteries. There were costs associated with the search for candidates, the due diligence, negotiation and legal activities.


   b. Approximately two month's worth of operating results from Fimas and HK Batteries, the payback for the acquisition process costs, will be added to the Company in the Fourth (4th) quarter and, it is projected, will result in profitable fiscal year sales of approximately $7.0 million. As previously pointed out in the General section, proforma sales for the year is anticipated to be $24 million with an associated profit in excess of $500,000.


   c. The fact that most major U.S. companies in the cellular phone business are strategically retreating from the manufacturing business and concentrating on Research and Development and Marketing. Coupled with continuing increasing customer demand for cellular phones, Fuji and HK Batteries should benefit significantly.


   d. One time non-cash charges associated with stock option exercises ($25,000 this past quarter) and certain public relations and initial marketing expenses for cellular phones should disappear or be greatly diminished.

Liquidity and Capital Resources


At July 31, 1999, the Company had current assets of $1,728,716 and current liabilities of $947,699 yielding a positive working capital position of $781,017 and a current ratio of 1.82:1. Although this is 8.1% less than the 1.98:1 ratio that existed at July 31, 1999, Management is very confident with that result because it falls into the high end of its historical experience. Thus, these routine measures of a company's ability to meet current obligations reflect positively on the Company's liquidity and internal resources for the current level of business and will contribute to satisfying its suppliers of goods and services concerned with its credit-worthiness.


As for growth capital for its existing product lines and those of the acquisitions made post-October 31, the Company is in the process of seeking ways to improve its bank loans and lines of credit. Beside ceilings being raised, Management stated that certain restructuring, for example more use of term loans and non-asset based arrangements, can yield greater flexibility and value. Further, Management believes that equity infusions in the late part of the next fiscal year which begins February 1, 2000 will be extremely helpful. Although the Company has had some discussion for both types of funding and has several third parties alerted to assist it, no definite source has yet been identified and no assurance can be given that such financing will be obtained on commercially reasonable terms, or at all.


     Management continues to believe that other extraordinary growth potential exists via acquisitions in the Far East and hopes to close another transaction in the next year.Although no such assurance can be given along these lines. Such acquisition objectives will be concentrated in companies in or aligned with existing product lines. Although Management further commented that such acquisition purchases can be made with an exchange of stock only, as was the case with HK Batteries and Fimas, significant working capital requirements may be needed following a completed transaction. When such is required, no assurance can be given that such financing will be successfully obtained even with due consideration given to the resulting expanded operation.

The Company's moratorium on its stock buy-back program continues while the priority for its capital is for growth purposes. For all intents and purposes, there are no near term plans to resurrect it. On the other hand, during the quarter ended October 31, 1999, one outstanding stock option was exercised and the Company realized $12,500 in cash.


During the quarter ended October 31, 1999 the Company purchased some miscellaneous equipment. Within the next six (6) months, the Company anticipates purchasing two (2) dicing saws costing $75,000 for its fabrication facility in Malaysia. Management believes that it will have no trouble financing these purchases with Malaysian institutions although no assurance can be given that such will be the case.


A small percentage of the Company's profits may not be distributable to the Company's other subsidiaries or as dividends. Under Malaysian law, a Malaysia corporation is required to maintain a statutory reserve of five percent (5%) of profit after taxation in accordance with the Foreign Investment Law until such reserve equals ten percent (10%) of legal capital. Such reserve is non-distributable.

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

As for suppliers and contractors, the Company has not investigated their circumstances but has no reason to believe that dealing with the year 2000 will be a problem.


IMPACT OF INFLATION

Although it is difficult to predict the impact of inflation on costs and revenues of the Company in connection with the Company's products, the Company does not anticipate that inflation will materially impact its costs of operation or the profitability of its products.


FORWARD-LOOKING STATEMENTS

This "Management's Discussion and Analysis of Operation" contains statements which are not historical facts and are forward-looking statements and expressions such as "expect", "believe", "anticipate", or similar variations of such terms which reflect management's confidence, expectations, estimates and assumptions. Such statements are based on information available at the time this Form 10-QSB was prepared and involve risks and uncertainties that could cause future results, performance or achievements of the Company to differ significantly from projected results. Factors that could cause actual future results to differ materially include, among others, partial dependence on the semiconductor and cellular phone battery industries, availability of raw materials, intense competition, ecological obsolescence, continued relationship with major customers and the risks of doing business in Malaysia and East Asia, including, without limitations, economic and political conditions, foreign currency translation risks, tariffs and other foreign trade policies and dependence on inexpensive labor in such countries. SETO assumes no obligation for updating any such forward-looking statement, if any, at any time.