Form 10KSB40
period 2000-01-31
SETO HOLDINGS INC
filed 2000-05-01
CIK 794998

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark one)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended January 31, 2000
                                            ----------------

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _________ to __________

Commission file number 33-5820-LA
                       ----------

                               SETO HOLDINGS, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

Nevada                                                    77-00882545
-------------------------------                        -----------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

554 North State Road
Briarcliff Manor, New York                             10510
----------------------------------------               -----
(Address of principal executive offices)               Zip Code

Issuer's telephone number (914) 923-5000
                          --------------

Securities registered under Section 12(b) of the Exchange Act:

                                                        Name of each exchange on
Title of each class                                     which registered
-------------------                                     ----------------

       N/A                                                    N/A
-------------------                                     ----------------

         Securities registered under Section 12(g) of the Exchange Act:

                                       N/A
--------------------------------------------------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No
    ---      ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $6,643,088
                                                          ---------

State the aggregate market value of the voting stock held by non affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $26,339,671 as of April 17, 2000.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 19,464,101 shares of Common Stock, $.001 par value, outstanding as of April 13, 2000.


                   DOCUMENTS INCORPORATED BY REFERENCE - None

                                     PART I

Item 1.  Description of Business.

General

         With the recent acquisition of Hong Kong Batteries Industries, Ltd. and Fimas Sdn Bhd., SETO Holdings, Inc. (formerly Semicon Tools, Inc.) (the "Company"), a Nevada corporation, completely re-directed its business objectives and mission. It now principally manufactures and/or distributes (1) power tool batteries, (2) cellular telephone and other rechargeable batteries, (3) consumer electronics and (4) industrial ceramic products. As a result, other products which previously were major contributors to the Company's total revenue stream, now play a reduced role in that regard, namely, the manufacture and distribution of small disposable diamond cutting tools (dicing blades and scribes, which are the cutting components of precision electronic saws, scribers used by the electronics and semiconductor industries, and dressers for the shaping and forming of grinding wheels in the machine tool industry). Approximately 92.5% of the Company's revenues are generated in Malaysia and other parts of Asia.

Business Development over the Past Three Years

         Until mid-1998, the Company principally has (a) distributed and fabricated on a "value-added" basis industrial ceramic products, and (b) sold small, disposable precision diamond cutting tools, which include diamond-coated nickel dicing blades (which are components of precision electronic saws) and diamond scribes, both of which are used to cut integrated circuits, and diamond dressers which are used to shape grinding wheels in machine shops. These products are marketed to the microelectronics and semiconductor industries primarily for use in the manufacture of electronic components and devices. The Company's customers for these products consist of hundreds of Fortune 1000 companies such as IBM, National Semiconductor, Motorola and General Motors. Since June 1996, when it purchased all of the assets of KBR (Malaysia) Sdn. Bhd. ("KBR"), a Malaysian corporation, the Company's dicing blades have been manufactured in Malaysia. Its other cutting tools and ceramics have been made and fabricated, respectively, at its facility in New York.

         On November 26, 1997, the Company acquired all of the issued and outstanding capital stock of Teik Tatt Holding Co. (1979) Sdn. Bhd. ("TTH"), a Malaysian corporation which principally manufactured rubber bands and plastic rope and recycled scrap non-ferrous metals, in exchange for 10,000,000 shares of Common Stock, which resulted in a change-in-control of the Company. On September 15, 1998 the Company reversed its acquisition of TTH by selling all of the issued and outstanding capital stock of TTH to Tan Khay Swee, the former owner of TTH, in exchange for 10,000,000 shares of the Company's Common Stock, the amount of the original purchase price. The following discussion of the Company's business and operating results does not take into account the operations of TTH.

         On June 30, 1998, the Company issued 100,000 shares of Common Stock to Tan Hun Hooi as consideration for its acquisition of all of the issued and outstanding shares of Fuji Fabrication Sdn. Bhd. ("Fuji"), a Malaysian company which principally designs, manufactures and distributes cellular telephone and other rechargeable batteries.

         On November 19, 1999, the Company acquired all of the issued and outstanding capital stock of Hong Kong Batteries Industries Ltd. ("HKbiL"), a Hong Kong manufacturer and distributor of electronic components and batteries, in exchange for 1,500,000 shares of the Company's common stock. In the event that the Company makes available to HKbiL an aggregate of $700,000 and HKBI's operations for the fiscal year ending January 31, 2001 generate net income of at least $300,000, then the Company shall issue to the former stockholders of HKbiL an additional 500,000 shares of the Company's common stock.

         On November 27, 1999, the Company acquired all of the issued and outstanding capital stock of Fimas Sdn Bhd. ("Fimas"), a Malaysian holding corporation with a manufacturing facility in Malaysia and Suzhou, China, in exchange for 5,000,000 shares of the Company's Common Stock. In the event that the Company makes available to Fimas an aggregate of $1,500,000 for additional working capital and Fimas' operations for the fiscal year ending March 31, 2001 generate net income of at least $1,000,000, then the Company will issue to the former stockholders of Fimas an additional 1,000,000 shares of the Company's Common Stock. Fimas manufactures electronic consumer products such as DVD players, CD-Rom drives, home theater systems, CD players and a wireless computer mouse.

         On December 6, 1999, the Company entered into a joint venture with International Bearing Networks, LLC ("IBN") a privately owned company in California, to manufacture and supply a new diamond dicing blade developed by IBN which is manufactured using a proprietary process called Diamond Life(TM).

         The acquisition of HKBI and Fimas marks the beginning of the Company's emphasis on the design, manufacturing, marketing and distribution of products for the electronics and telecommunications industries. In line with its new direction, the Company has recently entered into a number of joint ventures aimed at either providing support for its products' technological designs and requirements or providing additional marketing and distribution capabilities. On March 20, 2000, the Company entered into a joint venture agreement with Circlecom Sdn Bhd. ("Circlecom"), a telecommunications company that uses Voice Over Internet Protocol to provide telecommunications services through a network with MCI-Worldcom. Circlecom has created and maintains virtual private networks for the transmission of international calling traffic and provides video communications through the distribution of a prepaid calling card. By entering this joint venture with Circlecom, the Company hopes to penetrate the Malaysian markets for government projects and to become a significant player in the Malaysian Multinational Super Corridor, a business, public, banking and government internet system in Kuala Lumpur.

         On March 23, 2000 the Company acquired all of the assets of SETO (M) Sdn Bhd. ("SETO (M)"), a joint venture formed between the Company and certain individuals for the design and development of various telecommunications products such as a Net PC, a Web handset, an Internet phone, an ADSL modem and a PABX for Voice Over Internet Protocol. If SETO(M) attains a profit of $1,000,000 for the year ending January 31, 2001, the individuals would receive options to purchase 300,000 shares of the Company's Common Stock at a price of $2.50 per share. If SETO (M) attains a profit of $2.5 million for the year ending January 31, 2002, the individuals would receive options to purchase 600,000 shares of the Company's Common Stock at a price of $3.50 per share.

Forward-Looking Statements

         THIS ANNUAL REPORT ON FORM 10-KSB, INCLUDING WITHOUT LIMITATION ITEM 6, MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, CONTAINS STATEMENTS WHICH ARE NOT HISTORICAL FACTS AND ARE FORWARD-LOOKING STATEMENTS WHICH REFLECT MANAGEMENT'S EXPECTATIONS, ESTIMATES AND ASSUMPTIONS. SUCH STATEMENTS ARE BASED ON INFORMATION AVAILABLE AT THE TIME THIS FORM 10K-SB WAS PREPARED AND INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO DIFFER SIGNIFICANTLY FROM PROJECTED RESULTS. FACTORS THAT COULD CAUSE ACTUAL FUTURE RESULTS TO DIFFER MATERIALLY INCLUDE, AMONG OTHERS, THE RISKS OF DOING BUSINESS IN MALAYSIA AND ASIA, INCLUDING, WITHOUT LIMITATION, ECONOMIC AND POLITICAL CONDITIONS,

FOREIGN CURRENCY TRANSLATION RISKS, TARIFFS AND OTHER FOREIGN TRADE POLICIES AND DEPENDENCE ON INEXPENSIVE LABOR IN SUCH COUNTRIES, PARTIAL DEPENDENCE ON THE SEMICONDUCTOR MANUFACTURING INDUSTRY, AVAILABILITY OF RAW MATERIALS, COMPETITION AND TECHNOLOGICAL OBSOLESCENCE. THE COMPANY ASSUMES NO OBLIGATION TO UPDATE SUCH FORWARD-LOOKING STATEMENTS, IF ANY, AT ANY TIME.

Principal Products

Overview

         The Company operates as a broad-based technical manufacturer and distributor in two major areas: (1) consumer products, which includes cellular phone batteries, power tool batteries and other rechargeable batteries for all uses, and consumer electronics, and (2) technical products to industry, which includes diamond tools, wafer fab supplies and technical ceramics.

         The percentage contributions to the Company's sales by product line for the fiscal years ended January 31, 1998, 1999 and 2000 are as follows:

                                  Contribution to Total Sales
                                  ---------------------------
                                          January 31,
        Product line               1998       1999      2000
        ------------              ------     ------    ------

Cellular Telephone Batteries        --         16%       17%
Other Rechargeable Batteries        --         --         6
Consumer Electronics                --         --        46
Industrial Ceramic Products         64         55        20
Diamond Cutting Tools               29         23         9
Miscellaneous Products               8          5         2


Cellular Telephone, Power Tool and Other Rechargeable Batteries

         The Company manufactures rechargeable battery packs principally for cellular telephones, power tools, notebook computers, and camcorders. These products are manufactured by the Company in Malaysia and mainland China, based on battery designs and modifications engineered by the Company's research and development team. The Company's products rely on the availability of an adequate supply of battery cells and components, which the Company purchases from multiple international electronics manufacturers. The Company recently entered into joint venture agreements with two third-party suppliers in China to supply batteries to the Company when the Company receives an order that is beyond its manufacturing capacity or is for a product which the Company does not now manufacture. The Company's products include replacement batteries for such major cellular phone companies as Ericsson, Nokia, Panasonic, NEC and OKI and many custom batteries for OEM and private label customers. The Company currently has an insignificant share of the battery market, which is dominated by the cellular phone manufacturers, such as Motorola, Nokia and Ericsson, and mass retailers such as Radio Shack and Staples. The Company competes principally on the basis of quality, price and availability.

Consumer Electronics

         The Company manufactures a variety of consumer electronic products including DVD players, CD-Rom drives, home theatre systems, CD players and a wireless mouse. These products, which bear the SETO brand name, are manufactured by the Company at manufacturing facilities in Suzhou, China, a suburb of Shanghai, and Kulim, Malaysia. The products are sold directly to the consumer via the Company's SETO E MALL website, and to companies such as ACER Technologies, Lite-On Technology, Philips Sound Systems and SONY Electronics. The Company has an insignificant share of the consumer electronics market and competes on the basis of quality, price and availability.

Industrial Ceramic Products

         The Company distributes two principal categories of industrial ceramic products: (1) insulators, tubes, rods and crucibles and other labware, all of which are standard catalogue items, and (2) machinable ceramics. The products are manufactured by third parties and fabricated, warehoused and distributed by the Company from its facilities in Briarcliff Manor, New York, often after a value-added machining process performed either by the Company or subcontractors. The products are used principally by the aerospace, electronic detection equipment and industrial heating industries.

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

Miscellaneous Products

         The Company distributes small precision tools such as tweezers, pliers, vacuum pickups and scribes, core drills and sinter blades for ceramic applications. It also distributes cleaning chemicals, inspection gloves and other items used to preserve a contamination-free environment, and they are primarily marketed to IBM and Lucent Technologies.

Raw Materials

         The Company purchases its raw materials and supplies from multiple sources. None of the raw materials and supplies it requires currently are in short supply although factors outside of the Company's control could adversely impact their future availability.

Backlog

         As of January 31, 2000, the Company had a backlog of orders of approximately $11 million, all of which it expects to ship by June 30, 2000. While such orders may be cancelled or postponed, the Company believes that they are firm and the resulting revenues will be realized.

Competition

         The Company's operating segments each are intensely competitive. Virtually all competitors have greater financial and personnel resources and greater market recognition than the Company. As a result, these competitors can obtain better payment terms and service from suppliers. Furthermore, the Company faces the possibility of adverse market conditions arising from tariff revisions resulting from changes in foreign trade policies, raw material shortages, technological change, shifting product emphasis among competitors and the entry of new competitors into its markets. The Company believes the principal competitive factors affecting its products are quality, price and availability.

Marketing

         The Company markets its products through joint ventures, account representatives, distributors, telephone solicitations, participation in trade shows, the Internet and advertisements in trade journals.

Manufacturing Facilities

         In Briarcliff, New York, the Company operates a machine shop and a manufacturing facility for resin/diamond dicing blades. The Company leases a facility in Kepala Batas, Penang, Malaysia, equipped to manufacture dicing blades and diamond dressing tools and another facility located in Batu Maung, Penang, Malaysia, where it manufactures rechargeable batteries. The Company also manufactures rechargeable batteries at a facility in Shenzhen, China and it manufactures consumer electronics in its facilities in Kulim, Malaysia and Suzhou, China. See Item 2 below, "Description of Property."

Government Regulation

         The Company believes its operations and facilities are in compliance with all federal, state and local environmental laws in the United States, Malaysia and China. The Company has not incurred any special or unusual costs to comply with environmental laws or other applicable governmental regulations.

Research and Development

         In the fiscal years ended January 31, 2000 and 1999, the Company spent approximately $350,000 and $50,000, respectively, on its research and development activities.

Employees

         The Company employs approximately 500 full-time employees, of which 20 work in its diamond tools and ceramics facilities, 30 work in its battery pack facilities and 450 work in its consumer electronics facilities. It also utilizes outside consultants and part-time workers when required.


Item 2.  Description of Property.

         In Malaysia, the Company leases approximately 4,000 square feet of manufacturing space and 500 square feet of office space in Kepala Batas, Penang, pursuant to a lease expiring July 2001 with minimum annual lease payments of $7,200. It also occupies approximately 3,500 square feet of manufacturing facilities and 600 square feet of office space in Batu Maung, pursuant to a lease expiring July 2001, with a minimum annual lease payment of $11,400. In addition, the Company owns three facilities in Kulim, which includes facilities to manufacture consumer electronics as well as office space and 15,248 square feet of manufacturing space. There are mortgages on the facilities in Kulim totaling $213,000 for which Fimas' land and buildings are pledged as collateral.

         In mainland China, the Company owns one office and one factory in Suzhou where it manufactures consumer electronics. The combined square footage of the consumer electronics manufacturing space in Suzhou and Kulim is 17,809 square feet. The combined square footage of the office space in its consumer electronics facilities in Suzhou and Kulim is 7,324 square feet. The Company also owns 1700 square feet of manufacturing and warehouse space in Shenzhen where it manufactures rechargeable batteries, as well as 500 square feet of office space.

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

         The following table sets forth the range of high and low bid information for the Company's Common Stock for each calendar quarter within the last two fiscal years, and for the first calendar quarter of 2000, as provided by the National Quotation Bureau, Inc. Such quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

                  2000                     Low        High
                  ----                     ---        ----

                  First quarter           $.38       $2.75

                  1999
                  ----

                  First quarter            .14        1.625
                  Second quarter           .30         .67
                  Third quarter            .30         .55
                  Fourth quarter           .40         .76

                  1998
                  ----

                  First quarter            .29         .70
                  Second quarter           .61         .9
                  Third quarter            .19         .80
                  Fourth quarter           .20         .335

Holders

         As of April 13, 2000, there were 325 record holders of the Company's Common Stock.

Recent Sales of Unregistered Securities

         On November 26, 1997, the Company issued 10,000,000 shares of its Common Stock pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), in exchange for all of the issued and outstanding capital stock of TTH. The shares were issued to Tan Khay Swee. (The Company sold TTH back to Mr. Tan Khay Swee on September 15, 1998 in return for such 10,000,000 shares.)

         On July 1, 1998, the Company issued 100,000 shares of its Common Stock pursuant to Section 4(2) of the Securities Act in exchange for all of the issued and outstanding stock of Fuji Fabrication Sdn. Bhd. The shares were issued to Tan Hun Hooi.

         On December 10, 1999, the Company issued 1,500,000 shares of its Common Stock pursuant to Section 4(2) of the Securities Act in exchange for all of the issued and outstanding stock of Hong Kong Batteries Industries, Ltd. The shares were issued as follows: 900,000 shares to To Wai Kwong Tommy and 600,000 shares to Siu Suet Ping.

         On December 12, 1999, the Company issued 5,000,000 shares of its Common Stock pursuant to Section 4(2) of the Securities Act in exchange for all of the issued and outstanding stock of Fimas Sdn Bhd. The shares were issued as follows: 2,475,000 shares to Yap Hun Kok; 825,000 shares to Lim Ah Huat; 825,000 shares to Voon Soo Tuck; 150,000 shares to Voon Su Piang; 150,000 shares to Wang Yunn Ing; 100,000 shares to Tiew Cheow Nan; and 475,000 shares to Fimas Global Sdn Bhd.

         On January 28, 2000, the Company issued 250,000 shares of its Common Stock to an individual who rendered consulting services to the Company valued at $68,000 in connection with the Company's acquisition of Fimas. The shares were issued pursuant to Section 4(2) of the Securities Act.

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


Item 6. Management's Discussion and Analysis or Plan of Operation.

GENERAL

During fiscal year 1999 ending January 31, 2000, the Company continued to significantly expand its Consumer Products Sector of business while its Industrial Products to Industry Sector plateaued and is anticipated, in the future, to play a reduced role in the Company's growth. The prime reasons for the degree of growth were two acquisitions made in November 1999.

During the fiscal year, disregarding the impact of the results of operations which were discontinued with the dissociation in September 1998 of an earlier acquisition due to unsuspected and serious credit deviations from that which were obligated, the Company experienced its highest annual sales and income from operations in its history and achieved its greatest net worth.

More specifically, these results are attributable to sales of the cellular battery product line initiated with the acquisition in mid-1998 of Fuji Fabrications SDN BHD ("Fuji") (an increase of 157% to $1,102,258); the rechargeable battery product line initiated with acquisition at 1999 year-end of Hong Kong Batteries Industries, Ltd. ("HKBI") ($376,486 in sales over only a 10 week period, whereas there was none the fiscal year previous); and the consumer electronics product line initiated with the acquisition at 1999 year-end of Fimas SDN BHD ("Fimas") ($3,084,159 in sales over only a 9 week period, whereas there was none the fiscal year previous).

The Company's financial condition remains healthy. As of January 31, 2000, both total assets at $13,484,786 and total current assets at $6,821,915 increased over the previous quarter's report by approximately 4 and 3 times respectively. Similarly, cash and total shareholders' equity increased over that at October 31, 1999 several times along with an associated requirement of an in-line increase in long-term debt of approximately 3 times. These results are mostly also attributable to the above mentioned acquisitions and the consolidation process.

The Company has operations in several countries in the Far East: Malaysia, China and Hong Kong and Thailand. Altogether, it derives approximately 68.5% of its revenues from that part of the world; whereas most of its foreign subsidiaries are Malaysian with some fabrication plants located in China. Thus, economic and political conditions in Malaysia and China are of major interest to the Company.

As for Malaysia, it appears to be economically strong with a projected 5.3% growth for the current year. In addition, its banking system, although still carrying a large amount of non-performing assets on their books, is restructuring to become a sturdy, competitive one.

In China, with an emphasis on acceptance into the World Trade Organization and Permanent Normal Trade Relations with the U.S., the Government appears to be planning and taking steps to level the economic playing field not only between private and state enterprises, but between foreign and domestic firms. The market reforms are occurring and increased economic opportunity will increase as foreign and private firms invest. The Company believes, however, that regardless of the final WTO outcome, its Chinese operations will continue to profit and expand with an excellent chance for normalization in U.S. trade relations.

In any event, although no assurance can be given, the Company believes that regional conditions and circumstances will have no material adverse effect on the operations or financial condition during the fiscal year beginning February 1, 2000.

In fiscal 2000, Management believes that the cellular phone and power tool battery lines and the consumer electronic lines will grow substantially, especially with a full year of sales from Fimas and HKBI. It is anticipated that revenues and net income both will increase almost an order of magnitude. This latter statement is reinforced by unaudited proforma financial statements which incorporate Fimas and HKBI as if they were part of the Company for the entire fiscal year of 1999: sales of $21,661,373, net income of $571,146 from continuing operations and earnings per share from continuing operations of $0.048. Further reinforcement emanates from the marketplace itself; namely: a significant portion of the Company's product lines is being driven by the two biggest technological trends, namely: mobile phones and the Internet. As global businesses, they are still in its infancy. The prospects for the future globally appears to be without bounds and thus, the affected Company product lines are expected to realize increasing revenues. As an example, last year, Europe's cellfone population exploded from 93 million to 170 million whereas the worldwide increase was 283 million.

To sell its product lines, SETO Holdings, Inc. aggressively markets its products through advertisements in trade journals, account representatives, distributors, trade shows, telephone solicitations, and now, the Internet.

The manufacture and distribution of such a wide range of products by all the company subsidiaries has allowed management to maximize the effectiveness of its marketing operations enabling them to offer customers the most expansive selection of needed disposable products. As of this report, the Company's backlog is approximately $11 million all of which is expected to be shipped by June 30th.

FISCAL 1999 COMPARED TO FISCAL 1998
-----------------------------------

In the fiscal year ended January 31, 2000, net sales increased 151%, from $2,646,650 to $6,643,088; and income from operations increased 60.7% from $177,328 to $264,970 compared to the prior year. Net income after taxes in the current fiscal year was $86,241 compared to a loss of $232,541 in the fiscal year ended January 31, 1999. Several factors affecting these and other results are:

1. The Company's product mix is now skewed towards batteries and consumer electronics representing 68.7% of revenues. As a consequence, gross profit margins decreased 51.8% from the previous year, going from 60.8% to 29.3%. This trend will continue because the newer lines will become a greater portion of sales and are more competitively priced.

2. Selling, general and administrative expenses in the current fiscal year of $1,659,998 represented only 25.0% of sales compared to the 54.1% for the year ended January 31, 1999. This is a result of selling, general and administrative expenses stabilizing whereas net sales increased significantly. With the continuing growth in sales which Management forecasts, selling general and administrative will represent a smaller and smaller portion of sales, improving the potential for profitability.

3. Whereas interest expense in the current fiscal year slightly more than doubled, it remained approximately at the same pro-rated portion of sales. Management believes, therefore, that its funding actions are cautious and appropriate. As pointed out in the previous Section, on a consolidated yearly basis with acquisitions incorporated for the entire year, substantially higher sales and net profit are realized. Management believes, therefore, that the growth trend predicted will bring with it:

       1.   An improvement in all or most operating ratios.
       2.   Increasing profitability and higher earnings per share.

FISCAL 1998 COMPARED TO FISCAL 1997
-----------------------------------

Including discontinued operations, in the fiscal year ended January 31, 1999 the Company has a net loss of $226,962, compared to net income of $629,586 in the prior year. However, excluding discontinued operations, the Company's net sales increased 37%, from $1,931,606 to $2,646,650 and income from continuing operations declined $18,465 or 7.4% from $251,006 to $232,541. The decrease in income from continuing operations principally resulted from (1) a $260,498 increase in general and administrative expense from non-recurring costs related to increases in public relations expenses and the Company's relocation from Armonk, New York to its new headquarters and manufacturing/warehouse facilities in Briarcliff Manor, New York, and (2) a near-doubling in cost of sales (an increase of $481,145, or 87%) attributable mainly to the high material cost of manufacturing cellular telephone batteries. The significant increase in cost of sales was attributable principally to the Company's launch of its cellular telephone batteries in July 1998, and these products will continue to cause a decrease in the Company's gross margins. However, with anticipated volume growth, the Company's unit cost of these products should decline.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At January 31, 2000, the Company has current assets of $6,821,915, including $363,372 of unrestricted cash, and current liabilities of $5,431,490 yielding a positive working capital position of $1,390,425 and a current ratio of 1.26:1. Dun and Bradstreet, in a report dated March 3, 2000, stated that SETO Holdings, Inc.'s financials as of October 31, 1999, the latest report it had, reflected a satisfactory liquidity position and a fair debt to equity ratio compared to other companies in the same line of business. These standard measures of a company's ability to meet its current obligations reflect positively on the Company's financial standing. In addition, it demonstrates an ability to internally generate or, as a result, obtain funds necessary to support its current level of business and enables the Company to obtain favorable payment terms from its suppliers because of its credit-worthiness.

Not reflected in the financials is the post closing sale of $1,150,000 of restricted stock, a direct cash infusion. In addition, the Company benefited from the exercise of stock options ($90,000) and improved on its line of credit to $750,000, an increase of approximately $150,000, by replacing a bank source with an institutional source, Merrill Lynch Business Financial Services, Inc. ("Merrill"). Merrill has also indicated that the size of the line could grow with the Company's progress. These transactions, coupled with the profit throw-offs allow for the near term cash flow required for the Company's sales growth in the next several months, the expansion of the Company's office staff and a marketing effort inclusive of the SETO web site.

Management believes other extraordinary growth potential exists via acquisitions. If in the Far East, it anticipates utilizing a non-cash investment via the use of common stock; and if in the United States, cash or partial cash will be required. In either case, Management anticipates that it will also have to supply working capital following a completed transaction. Although in the process of discussions for loan and investment support for these purposes and for anticipated growth in its current businesses, no assurance can be given that such financing will be successfully obtained when required.

Within the next few months, a new saw used in cutting ceramics and other hard materials is the only equipment which the Company anticipates purchasing at a cost of $52,000. Management has decided to lease the saw and already has identified and negotiated for it.

A small percentage of the Company's profits may not be distributable to the Company's other subsidiaries or as dividends. Under Malaysian law, a Malaysian corporation is required to maintain a statutory reserve of five percent (5%) of profit after taxation in accordance with the Foreign Investment Law until such reserve equals ten percent (10%) of legal capital. Such reserve is non-distributable.

EFFECTS OF FOREIGN CURRENCY FLUCTUATIONS
----------------------------------------

The Company's foreign operations are subject to certain risks related to fluctuation in foreign currency exchange rates. In fiscal 1998, loss on foreign currency exchange was only $900, although the Company suffered a foreign currency translation adjustment of ($119,374). In fiscal 1999 the loss on foreign currency exchange was $529, although the Company suffered a foreign currency translation adjustment of ($79,601).

Management believes that for fiscal year 2000, two factors will continue to keep its foreign currency exchange losses extremely low: Malaysian and Chinese exchange rates are fixed relative to the U.S. Dollar; and, outside of these prime Company operating areas, the Company deals in U.S. Dollars almost exclusively. As a by-product, a number of economists believe that such predictable policies such as pegging exchange rates yields a key element of financial stability.

While future fluctuations in currency rates could impact results of operations or financial conditions, foreign operations are expected to continue to provide strong financial results and earnings growth.

DISCLOSURES ABOUT MARKET RISK
-----------------------------

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

IMPACT OF INFLATION
-------------------

Although it is difficult to predict the impact of inflation on costs and revenues of the Company in connection with the Company's products, the Company does not anticipate that inflation will materially impact its costs of operation or the profitability of its products during fiscal year 2000.

FORWARD LOOKING STATEMENTS
--------------------------

This "Management's Discussion and Analysis or Plan of Operation" contains statements which are not historical facts and are forward-looking statements which reflect management's expectations, estimates and assumptions. Such statements are based on information available at the time this Form 10K-SB was prepared and involve risks and uncertainties that could cause future results, performance or achievements of the Company to differ significantly from projected results. Factors that could cause actual future results to differ materially include among others, the risks of doing business in Malaysia and Southeast Asia, including, without limitation, economic and political conditions, foreign currency translation risks, tariffs and other foreign trade policies and dependence on inexpensive labor in such counties, partial dependence on the semiconductor manufacturing industry, availability of raw materials, intense competition and technological obsolescence. The Company assumes no obligation to update such forward- looking statements, if any, at any time.

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



Board of Directors
Seto Holdings, Inc. and Subsidiaries
Briarcliff Manor, New York


     We have audited the consolidated balance sheet of Seto Holdings, Inc. and Subsidiaries as of January 31, 2000 and the related consolidated statements of income (loss), comprehensive income, cash flows and changes in shareholders equity for the years ended January 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of DTI Technology, SDN BHD, Fuji Fabrication SDN BHD, Hong Kong Batteries Industries, Ltd. and Fimas, SDN BHD, wholly owned subsidiaries, which statements reflect total assets of $9,835,874 at January 31, 2000 and total sales for the years ended January 31, 2000 and 1999 of $4,558,076 and $675,022, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for DTI Technology, SDN BHD and Fuji Fabrication, SDN BHD, Hong Kong Batteries Industries, Ltd. and Fimas, SDN BHD, is based solely on the report of the other auditors.

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

     In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Seto Holdings, Inc. and Subsidiaries as of January 31, 2000 and the results of their operations and their cash flows for the years ended January 31, 2000 and 1999, in conformity with generally accepted accounting principles.






Zeller Weiss & Kahn, LLP



April 28, 2000
Mountainside, New Jersey                                                   F-1



                                                 SETO HOLDINGS, INC. AND SUBSIDIARIES

                                             CONSOLIDATED BALANCE SHEET - JANUARY 31, 2000






                                                                ASSETS


Current assets:
  Cash                                                                                                                 $    363,372
  Accounts receivable, less allowance
   for doubtful accounts of $10,350                                                                                       3,514,959
  Inventory                                                                                                               2,402,793
  Prepaid expenses and other current assets                                                                                 430,199
  Deferred tax asset, current portion                                                                                       110,592
                                                                                                                       ------------
    Total current assets                                                                                                  6,821,915
                                                                                                                       ------------

Property and Equipment                                                                                                    4,193,846
                                                                                                                       ------------

Other assets:
  Goodwill, net of amortization                                                                                           2,205,146
  Security deposits                                                                                                          39,345
  Deferred tax asset, net of current portion                                                                                224,534
                                                                                                                       ------------
                                                                                                                          2,469,025
                                                                                                                       ------------
                                                                                                                       $ 13,484,786
                                                                                                                       ============


                                                 LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
  Current portion of long-term debt                                                                                    $    512,853
  Notes payable, bank                                                                                                     1,943,653
  Accounts payable                                                                                                        1,762,779
  Accrued expenses                                                                                                        1,060,377
  Income taxes payable                                                                                                      151,828
                                                                                                                       ------------
    Total current liabilities                                                                                             5,431,490
                                                                                                                       ------------

Long-term debt, net of current portion                                                                                    1,242,311
                                                                                                                       ------------

Deferred lease liability                                                                                                     10,500
                                                                                                                       ------------

Deferred income taxes payable                                                                                               130,823
                                                                                                                       ------------

Commitments and contingencies

Shareholders' equity:
  Common stock par value $.001; 100,000,000
   shares authorized 18,118,500 shares issued                                                                                18,119
  Additional paid in capital                                                                                              8,152,075
  Currency translation adjustment                                                                                      (    198,975)
  Retained earnings (deficit)                                                                                          (  1,292,531)
                                                                                                                       ------------
                                                                                                                          6,678,688
  Less common shares held in treasury, 29,400
   shares at cost                                                                                                             9,026
                                                                                                                       ------------

  Total shareholders' equity                                                                                              6,669,662
                                                                                                                       ------------

                                                                                                                       $ 13,484,786
                                                                                                                       ============



                 See notes to consolidated financial statements.            F-2



                                                 SETO HOLDINGS, INC. AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENT OF INCOME (LOSS)

                                                 YEARS ENDED JANUARY 31, 2000 AND 1999










                                                                        2000                        1999
                                                                        ----                        ----

Net sales                                                           $ 6,643,088                 $ 2,646,650

Cost of sales                                                         4,698,120                   1,036,651
                                                                    -----------                 -----------

Gross profit                                                          1,944,968                   1,609,999

Selling, general and administrative
 expenses                                                             1,659,998                   1,432,671
                                                                    -----------                 -----------

Income from operations                                                  284,970                     177,328
                                                                    -----------                 -----------

Other income (expenses):
  Interest expense                                                  (   177,972)                (    53,637)
  Loss on foreign currency exchange                                 (       529)                (       900)
  Interest income                                                         6,238
                                                                    -----------                 -----------
                                                                    (   172,263)                (    54,537)
                                                                    -----------                 -----------

Income before income taxes                                              112,707                     122,791

Income tax expense (benefit)                                             26,466                 (   109,750)
                                                                    -----------                 -----------

Income from continuing operations                                        86,241                     232,541
                                                                    -----------                 -----------

Discontinued operations:
  Income from operations of subsidiary                                                            1,017,537
  Loss on disposal of subsidiary                                                                ( 1,477,040)
                                                                                                ------------

                                                                                                (   459,503)
                                                                                                -----------
Net income (loss)                                                   $    86,241                 ($  226,962)
                                                                    ===========                 ===========

Earnings per share information:
  Basic income from continuing operations                           $       .01                 $       .02
  Loss from discontinued operations                                         .00                 (       .03)
                                                                    -----------                 -----------
                                                                    $       .01                 ($      .01)
                                                                    ===========                 ===========

Fully diluted:
  Income from continuing operations                                 $       .01                 $       .02
  Loss from discontinued operations                                         .00                 (       .03)
                                                                    -----------                 -----------
                                                                    $       .01                 ($      .01)
                                                                    ===========                 ===========










                 See notes to consolidated financial statements.           F-3

                      SETO HOLDINGS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                      YEARS ENDED JANUARY 31, 2000 AND 1999

















                                                             2000                       1999
                                                          ---------                  ---------


Net income (loss)                                         $  86,241                  ($226,962)

Other comprehensive income, net of tax:
  Foreign currency translation adjustment                 (  79,601)                   466,126
                                                          ---------                  ---------

Comprehensive income                                      $   6,640                  $ 239,164
                                                          =========                  =========





























                 See notes to consolidated financial statements.            F-4



                                                 SETO HOLDINGS, INC. AND SUBSIDIARIES

                                                 CONSOLIDATED STATEMENT OF CASH FLOWS

                                                 YEARS ENDED JANUARY 31, 2000 AND 1999






                                                                                  2000                 1999
                                                                                ---------            ---------

Operating activities:
  Income from continuing operations                                             $  86,241            $ 232,541
  Adjustments to reconcile net income to cash
   provided by continuing operations:
     Depreciation and amortization                                                168,741               50,667
     Compensatory stock issued                                                     50,800                5,000
     Loss on foreign currency exchange                                                                     900
     Loss on sale of assets                                                         2,064
     Changes in other operating assets and
      liabilities:
        Accounts receivable                                                     ( 533,851)           (  85,190)
        Inventories                                                               262,731            ( 382,242)
        Prepaid expenses and other current assets                                  36,635               20,803
        Deferred tax assets                                                     (  11,126)           ( 109,750)
        Other assets                                                                                     3,861
        Accounts payable and accrued expenses                                   ( 377,094)             189,655
        Income taxes payable                                                      151,828
        Deferred lease liability                                                    6,000                4,500
        Deferred income taxes                                                      35,560
                                                                                ---------            ---------

        Net cash used in operating activities                                   ( 121,471)           (  69,255)
                                                                                ---------            ---------

Investing activities:
  Cash acquired on acquisition of subsidiaries                                    313,565
  Purchase of property and equipment                                            ( 109,647)           ( 341,440)
  Increase in loan receivable, officer                                                               (  10,815)
  Proceeds from sale of assets                                                      2,659
                                                                                ---------            ---------

        Net cash provided by (used in) investing
         activities                                                               206,577            ( 352,255)
                                                                                ---------            ---------

Financing activities:
  Proceeds from issuance of common stock                                           90,000              120,000
  Proceeds from financing                                                         290,524              387,352
  Payment of debt                                                               ( 450,238)           ( 140,387)
  Purchase of treasury stock                                                                         (  15,166)
  Increase in loans from directors                                                206,038
                                                                                ---------            ---------

        Net cash provided by financing activities                                 136,324              351,799
                                                                                ---------            ---------

Effect of exchange rate changes on cash                                            75,890               29,668
                                                                                ---------            ---------

Net increase (decrease) in cash                                                   297,320            (  40,043)

Cash, beginning of year                                                            66,052              106,095
                                                                                ---------            ---------

Cash, end of year                                                               $ 363,372            $  66,052
                                                                                =========            =========







                 See notes to consolidated financial statements.            F-5



                                                 SETO HOLDINGS, INC. AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                 YEARS ENDED JANUARY 31, 2000 AND 1999

                                                                                           Equity
                                                                                         adjustment
                                                                           Additional    from foreign      Retained
                                                               Common        paid in       currency         earnings
                                               Shares          stock         capital      translation      (deficit)
                                               ------          -----         -------      -----------      --------

Balance, January 31, 1998                    19,867,500    $    19,868    $ 9,132,089    ($  585,500)    ($1,151,810)

Cancellation of shares issued regarding
 acquisition of subsidiary, Teik Tatt,
 SDN BHD                                    (10,000,000)       (10,000)    (6,614,143)

Issuance of shares regarding acquisition
 of subsidiary, Fuji Fabrication, SDN BHD       100,000            100         99,900

Shares issued for cash                          450,000            450        119,550

Shares issued for services                      131,000            131         42,229

Purchase of treasury stock

Foreign currency translation adjustment
 for the year ended January 31, 1999                                                         466,126

Net loss for the year ended January 31,
1999                                                                                                        (226,962)
                                            -----------    -----------    -----------      ---------     -----------

Balance, January 31, 1999                    10,548,500         10,549      2,779,625       (119,374)     (1,378,772)

Issuance of shares regarding acquisition
 of subsidiary, Hong Kong Batteries
 Industries, Ltd.                             1,500,000          1,500        725,500

Issuance of shares regarding acquisition
 of subsidiary, Fimas, SDN BHD                5,250,000          5,250      4,513,112

Shares issued for cash                          330,000            330         87,170

Shares issued for services                      510,000            510        129,290

Shares cancelled                                (20,000)           (20)       (82,622)

Foreign currency translation adjustment
 for the year ended January 31, 2000                                                       (79,601)

Net income for the year ended January
 31, 2000                                                                                                  86,241
                                            -----------    -----------    -----------    ---------    -----------

Balance, January 31, 2000                    18,118,500    $    18,119    $ 8,152,075    ($198,975)   ($1,292,531)
                                            ===========    ===========    ===========    =========    ===========




                                                                 Total
                                                  Treasury    Shareholders'
                                                   stock         equity
                                                   -----      ------------

Balance, January 31, 1998                                      $ 7,414,647

Cancellation of shares issued regarding
 acquisition of subsidiary, Teik Tatt,
 SDN BHD                                                        (6,624,143)

Issuance of shares regarding acquisition
 of subsidiary, Fuji Fabrication, SDN BHD                          100,000

Shares issued for cash                                             120,000

Shares issued for services                                          42,360

Purchase of treasury stock                        ($15,166)        (15,166)

Foreign currency translation adjustment
 for the year ended January 31, 1999                               466,126

Net loss for the year ended January 31,
1999                                                              (226,962)
                                                 -----------   -----------

Balance, January 31, 1999                          (15,166)      1,276,862

Issuance of shares regarding acquisition
 of subsidiary, Hong Kong Batteries
 Industries, Ltd.                                                  727,000

Issuance of shares regarding acquisition
 of subsidiary, Fimas, SDN BHD                                   4,518,362

Shares issued for cash                                              87,500

Shares issued for services                                         129,800

Shares cancelled                                    6,140          (76,502)

Foreign currency translation adjustment
 for the year ended January 31, 2000                               (79,601)

Net income for the year ended January
 31, 2000                                                           86,241
                                              -----------      -----------

Balance, January 31, 2000                     ($    9,026)     $ 6,669,662
                                              ===========      ===========






                 See notes to consolidated financial statements.           F-6

                      SETO HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






1.   Organization of the Company:

        Seto Holdings, Inc. (the "Company"), a Nevada corporation, is primarily in the business of selling small precision disposable diamond and other base material tools used to cut and separate electronic components and devices. In addition, it has five subsidiaries with their own product lines.

     East Coast Sales Company, Inc. ("ECS") is a Connecticut corporation which distributes and fabricates industrial ceramic products and distributes clean room supplies and tools.

     DTI Technology, SDN BHD ("DTI") is a Malaysian company which manufactures a product line similar to that of Seto Holdings, Inc.

     Fuji Fabrication, SDN BHD ("FUJI") is a Malaysian corporation which manufactures cellular phone replacement batteries.

     Hong Kong Batteries Industries Ltd. ("HKBI"), based in Hong Kong with manufacturing facilities in Main Land China, manufactures batteries for consumer products.

     Fimas, SDN BHD, based in Malaysia, with manufacturing facilities in Main
          Land China, manufactures consumer electronic products.



2.   Summary of significant accounting policies:

     Principles of consolidation:
        The consolidated financial statements of Seto Holdings, Inc. and subsidiaries include all the accounts of Seto Holdings, Inc., East Coast Sales Company, DTI Technology, SDN BHD, Fuji Fabrication SDN BHD, Hong Kong Batteries Industries Ltd. and Fimas, SDN BHD after elimination of all significant intercompany transactions and accounts. The financial statements give retroactive effect to the disposition of Teik Tatt Holding Co., SDN BHD.

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

     Property and equipment:
          Property and equipment are stated at cost. Depreciation of property and equipment is provided using the straight-line method over the following useful lives:



                                                                      Years
                                                                      -----
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

     Income taxes:
          The Company has elected to file a consolidated corporate income tax return with its domestic subsidiary. For tax reporting purposes, the Company uses certain accelerated depreciation methods which may create timing differences between book and tax income. Deferred income taxes will be reflected for these timing differences.

     Deferred taxation:
          Provision is made by the liability method for taxation deferred in respect of all timing differences. Deferred tax benefit is recognized only when there is reasonable assurance of realization.

     Post retirement benefits:
          Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Post Retirement Benefits Other Than Pensions" requires that companies recognize the cost of providing post retirement health care and other non-pension benefits over the employees' service periods, rather than as the benefits are paid. The Company does not provide any non-pension post retirement benefits at the present time.

                      SETO HOLDINGS, INC. AND SUBSIDIARIES

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



4.  Property and equipment:

    Major classifications of property and equipment are as follows:

               Buildings                               $  351,863
               Leasehold improvements                     602,890
               Manufacturing equipment                  5,313,072
               Office equipment                           501,196
                                                       ----------
                                                        6,769,021
               Less accumulated depreciation            2,575,175
                                                       ----------

                                                       $4,193,846
                                                       ==========

                      SETO HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS








5.   Goodwill:

          In January, 1990, the Company acquired East Coast Sales Company for a cost of $309,000. The purchase price exceeded the fair value of the assets by $134,281 which amount was assigned to goodwill, and is being amortized on a straight-line basis over forty years. Accumulated amortization of goodwill aggregated $42,114 as of January 31, 2000.

          In June, 1998, the Company acquired Fuji Fabrication, SDN BHD for a cost of $100,000. The purchase price exceeded fair value of the assets by $20,999, which amount was assigned to goodwill and is being amortized over a forty year period. Accumulated amortization of goodwill aggregated $831 as of January 31, 2000.

          In November, 1999, the Company acquired Hong Kong Batteries Industries, Ltd. for a cost of $727,000. The purchase price exceeded the net book value of the acquired company by $747,300 which amount was assigned to goodwill and is being amortized on a straight-line basis over forty years. Also in November, 1999, the Company acquired Fimas, SDN BHD for a cost of $4,518,363. The purchase price exceeded the net book value of the acquired company by $1,333,217. Accumulated amortization of goodwill aggregated $8,811 at January 31, 2000.


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


               January 31, 2001                          $ 60,000
               January 31, 2002                            60,000
               January 31, 2003                            60,000
               January 31, 2004                            64,500
               January 31, 2005                            66,000
               Thereafter                                 574,500
                                                         --------
                                                         $885,000
                                                         ========

          Rent expense amounted to $66,000 for the year ended January 31, 2000 and $69,483 for 1999.

          The Company also leases three vehicles under operating leases with terms expiring through 2003. Total lease expense was $34,452 and $33,317 for the year ended January 31, 2000 and 1999, respectively.

                      SETO HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS









7.   Common stock:

          During the year ended January 31, 2000, the Company issued 330,000 shares of its common shares with net proceeds of $90,000 upon the exercise of certain common stock purchase options.

          The Company issued 6,750,000 shares in connection with its acquisition of Hong Kong Batteries Industries, Ltd. and Fimas, SDN BHD.



8.   Notes payable and long-term debt:

          The Company has an outstanding line of credit with the a bank for $500,000. Interest is payable monthly at a rate of 1% per year over prime. The loan is secured by the personal guarantee of the Company's president and the assets of Seto Holdings, Inc. At January 31, 2000, the Company had utilized $279,135 of this line.

          Long-term debt of the domestic companies consists of the following:

                                                         Balance
                                                        January 31,
                                             Rate           2000        Maturity
                                             ----           ----        --------

               Notes payable:
                  Bank            (a)       8.45%      $120,833           2002
                  Shareholder     (b)         10%        64,108           2001
                  Shareholder     (c)         15%       139,471           2003
                  Shareholder     (d)         10%        78,730           2002
                  Shareholder     (e)                    57,100           none
                                                       --------
                                                        460,242
                  Less current portion                  170,802
                                                       --------
                                                       $289,440
                                                       ========


     (a) The note is payable in monthly installments of $4,167 plus interest.
     (b) The note is payable in monthly installments of $4,053 including interest.
     (c) The note is payable in monthly installments of $4,731 including interest.
     (d) The note is payable in monthly installments of $3,633 including interest.
     (e) The Company's principal shareholder has advanced non-interest bearing funds to the Company. Approximately, $36,000 of this amount is subordinated to the loans from the bank.

                      SETO HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS









8.   Notes payable and long-term debt (continued):

     The maturities of these loans are as follows:


               January 31, 2001                          $170,802
               January 31, 2002                           155,062
               January 31, 2003                            72,605
               January 31, 2004                             4,673
               Indefinite                                  57,100
                                                         --------
                                                         $460,242
                                                         ========


     Notes payable and long-term debt of the foreign subsidiaries consist of the following:


               Fimas:
                   Notes payable:
                      Bankers acceptances              $1,024,210
                      Bank overdrafts                     538,678
                      ECR                                 101,630
                                                       ----------
                                                       $1,664,518
                                                       ==========

                   Long-term debt:
                      Principal loan                   $  352,191
                      Capitalized lease                   488,375
                                                       ----------
                                                          840,566
                      Less current portion                333,630
                                                       ----------
                                                          506,936
                      Amount due directors                218,998
                                                       ----------
                                                       $  725,934
                                                       ==========


          The Company's land and buildings are pledged as collateral. The loans, which are guaranteed jointly and severally by the Company's directors, carry interest rates between 2% and 2.25% above the lender's base lending rates. The directors of Fimas have made interest-free advances to the Company which are unsecured and have no fixed repayment terms.


               DTI:
                   Capitalized lease                      $45,681
                   Current portion                          8,421
                                                          -------
                                                          $37,260
                                                          =======


          Hong Kong Batteries Industries, Ltd.:
          The directors of Hong Kong Batteries have made interest-free advances to the Company in the amount of $189,678 which are unsecured and have no fixed repayment terms.

                      SETO HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS









9.   Income taxes:

          Provision for income taxes (benefit):

                                            2000          1999
                                         ---------     ---------

               Domestic:
                 Current                         0             0
                 Deferred                ($ 11,126)    ($109,750)
                                         ---------     ---------
                  Total benefit            (11,126)     (109,750)
                                         ---------     ---------

               Foreign:
                 Current                         0             0
                 Deferred                   37,592             0
                                         ---------     ---------
                                            37,592             0
                                         ---------     ---------

               Total                     $  26,466     ($109,750)
                                         =========     =========



          A reconciliation of the income tax provision at the federal statutory rate to the income tax provision at the effective tax rate is as follows


                                                          2000         1999
                                                     ---------    ---------
               Income tax computed at the domestic
                   federal statutory rates                   0            0
               State tax (net of federal benefit)            0            0
               Reduction on valuation allowance      ($ 11,126)   ($109,750)
               Foreign deferred taxes                   37,592            0
                                                     ---------    ---------

               Provision (credit) for income taxes   $  26,466    ($109,750)
                                                     =========    =========



          The components of deferred tax assets and liabilities consist of the following:


               Deferred tax asset:

                  Net operating loss carryforward   $475,000   $475,000
                                                    --------   --------

                     Total deferred tax asset        475,000    475,000

                     Valuation allowance             139,874    151,000
                                                    --------   --------

                                                    $335,121   $324,000
                                                    ========   ========

                      SETO HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS







9.   Income taxes (continued):

          The Company has a net operating loss carry forward of approximately $1,600,000 for federal and state purposes which will expire in 2008.



10.  Employment and consulting agreements:

     Employment agreements:

          On May 1, 1996, the Company entered into employment agreements with its President and Vice President. The term of the agreements covers a five year period expiring April 30, 2003. Compensation is set at a base of $100,000 and $75,000 for the President and Vice President, respectively, with each getting a bonus of 5% of the increase in Seto Holdings, Inc./East Coast Sales consolidated net income over the net income from the previous years. Each employee also received 1,000,000 stock options at $.25, 1,000,000 stock options at $.10 and 500,000 stock options at $.50. The options were not part of the 1997 Non-statutory Stock Option Plan effectuated March 25, 1997. As of January 31, 2000, none of these options had been exercised.

          On July 15, 1998, the Company entered into an employment agreement with the acting secretary of the Company. The term of the agreement covers a five year period expiring July 15, 2003. Compensation is set at a base of $55,000 with a bonus of 2% of any increase in Seto Holdings, Inc./East Coast Sales consolidated net income over the net income from the previous years. The employee also received 500,000 stock options exercisable at $.50 per share, none of which have been exercised as of January 31, 2000. These options were not part of the 1997 non-statutory stock option Plan effectuated March 25, 1997.

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

     Consulting agreements (continued):

     option was reduced to 300,000 shares at $.25 per share. The shares underlying these options were issued pursuant to the Company's 1997 non-statutory Stock Option Plan, 100,000 shares were issued subsequent to January 31, 2000.

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




11.  Computation of earnings per share:



                                                 2000         1999
                                             ----------   ----------
               Weighted average number of
                 common shares outstanding   12,029,547   10,300,219

               Assumed conversion of
                 stock options                6,070,000
                                             ----------   ----------

               Weighted average number of
                 common shares outstanding   18,099,547   10,300,219
                                             ==========   ==========



     The conversion of stock options was not assumed for the year ended January 31, 1999 as the effect would be antidilutive.

                      SETO HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS







12.  Acquisition of subsidiary, Fimas, SDN BHD:

          In November, 1999, the Company purchased 100% of the outstanding common shares of Fimas, SDN BHD in a transaction accounted for as a purchase. The Company issued 5,000,000 shares of its common stock valued at $.89 per share.

          The assets acquired and liabilities assumed as of the date of the acquisition, are as follows:

               Current assets                          $4,489,000

               Non-current assets                       3,514,000
                                                       ----------
                                                        8,003,000

               Liabilities                              4,817,854
                                                       ----------

               Net assets acquired                      3,185,146

               Purchase price                           4,518,363
                                                       ----------

               Excess of purchase price over
                net assets acquired                    $1,333,217
                                                       ==========



13.  Acquisition of subsidiary, Hong Kong Batteries Industries, Ltd.:

          In November 1999, the Company purchased 100% of the outstanding common shares of Hong Kong Batteries Industries, Ltd. in a transaction accounted for as a purchase. The Company issued 1,500,000 of its common stock valued at $.484 per share.

          The assets acquired and liabilities assumed as of the date of the acquisition are as follows:


               Current assets                  $494,276

               Non-current assets                85,238
                                               --------
                                                579,415

               Liabilities                      599,814
                                               --------

               Net assets acquired             ( 20,300)

               Purchase price                   727,000
                                               --------

               Excess of purchase price over
                net assets acquired            $747,300
                                               ========

                      SETO HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS








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

               Summary of options are as follows:

                                                                           Exercise   Expiration
                                                   Date         Amount       Price       Date
                                                ----------    ----------   --------   --------

               Eugene Pian, Officer              05/01/96      1,000,000   $   .25    05/01/01
               Eugene Pian, Officer              02/13/97      1,000,000       .10    05/01/01
               Eugene Pian, Officer              07/15/98        500,000       .50    06/30/03
               Craig Pian, Officer               05/01/96      1,000,000       .10    05/01/01
               Craig Pian, Officer               02/13/97      1,000,000       .10    05/01/01
               Craig Pian, Officer               07/15/98        500,000       .50    06/30/03
               Francine Pian, Officer            07/15/98        500,000       .50    06/30/03

               Tan Hun Chin, Director            11/27/97        500,000       .10    11/27/00
               Consultant                        06/19/98         70,000       .25    06/09/00




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

                      SETO HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






15.  Principal products and segmentation of sales (continued):

          Financial information relating to the principal industry segments and classes of products:

                                                 January 31,        January 31,
                                                     2000              1999
                                                 -----------       -----------
           Sales to customers:
             Industry A:
                Ceramics                         $ 1,324,519       $ 1,461,621
             Industry B:
                Diamond tools                        612,793           617,140
             Industry C:
                Cellular batteries                 1,102,258           428,850
             Industry D:
                Rechargeable batteries               376,486
             Industry E:
                Consumer electronics               3,084,519
             Miscellaneous                           142,513           139,039
                                                 -----------       -----------
                                                 $ 6,643,088       $ 2,646,650
                                                 ===========       ===========

         Operating profit or loss:
             Industry A                          $   333,978       $   438,477
             Industry B                            ( 245,384)        ( 353,558)
             Industry C                               20,046            37,872
             Industry D                               18,801
             Industry E                              157,529
                                                 -----------       -----------

                                                 $   284,970       $   122,791
                                                 ===========       ===========

         Identifiable assets:
             Industry A                          $   434,250       $   441,285
             Industry B                            1,660,441         1,303,039
             Industry C                              626,089           116,819
             Industry D                              543,287
             Industry E                            7,973,651
                                                 -----------       -----------

                                                 $11,237,718       $ 1,861,143
                                                 ===========       ===========


          Two customers each accounted for more than 10% of total sales and together accounted for approximately 44% of total sales for the year ended January 31, 1999.

          Foreign and domestic operations and export sales:

                                                 January 31,         January 31,
                                                     2000                1999
                                                 ----------          ----------
               Sales to customers:
                  United States                  $1,579,586        $1,604,300
                  Far East                        4,551,582           476,970
                  Canada                            511,920           565,380
                                                 ----------        ----------
                                                 $6,643,088        $2,646,650
                                                 ==========        ==========

                      SETO HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS








15.  Principal products and segmentation of sales (continued):


                                                            January 31,  January 31,
                                                               2000          1999
                                                           -----------   -----------
               Operating profit:
                  United States                            $    67,760   $    74,431
                  Far East                                     195,250        22,129
                  Canada                                        21,960        26,231
                                                           -----------   -----------
                                                           $   284,970   $   122,791
                                                           ===========   ===========

               Identifiable assets:
                  United States                            $ 1,419,984   $ 1,128,156
                  Far East                                   9,624,348       335,410
                  Canada                                       193,386       397,577
                                                           -----------   -----------
                                                           $11,237,718   $ 1,861,143
                                                           ===========   ===========




17.  Supplemental cash flow information:

                                                               2000          1999
                                                           ----------    ----------

                Interest paid during the year              $  177,972    $   53,656
                                                           ==========    ==========
                Income taxes paid during the year          $        0    $        0
                                                           ==========    ==========

                Supplemental schedule of non-cash
                    investing and financing activities:
                     Issuance of common shares for
                      purchase of subsidiaries             $5,245,363    $  100,000
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

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         The following table sets forth certain information concerning the current directors and executive officers of the Company, who will serve for one year or until their respective successors are elected and have qualified:

NAME                   AGE            POSITION
----                   ---            --------

Eugene J. Pian          60            President, Chief
                                      Executive Officer
                                      & Director

Craig Pian              38            Executive Vice
                                      President, Treasurer
                                      & Director

Francine Pian           40            Secretary

Tan Hun Chin            38            Director

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

                           Summary Compensation Table


                                                                  Long Term
                           Annual Compensation                  Compensation
                           -------------------                  ------------

                                                       Other      Securities
    Name and                                          Annual      Underlying
    Principal                   Salary      Bonus    Comp. (1)     Options/
    Position            Year      ($)        ($)        ($)        SARs (#)
    ---------           ----    -------    ------    ---------     --------

Eugene Pian, Chief      1999    110,000        --         --             --
Executive               1998    107,499        --         --        500,000
Officer                 1997    101,662     1,868         --      1,000,000

Craig Pian,             1999     91,384        --     28,997             --
Executive Vice          1998     83,769        --     53,665        500,000
President and           1997     73,648    26,868     28,317      1,000,000
Treasurer


--------------------

(1) Excludes perquisites and other benefits, unless the aggregate amount of such compensation is at least the lesser of either $50,000 or 10% of the total annual salary and bonus reported for the named executive officer.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth certain information as to the number of shares of the Company's Common Stock deemed to be owned beneficially by each person known by the Registrant to be the beneficial owner of more than 5% of the outstanding Common Stock, each of its executive officers and directors, and all of its executive officers and directors as a group, at April 13, 2000. Except as indicated in the footnotes to this table, the Company believes that the named persons have sole voting power with respect to the shares indicated:

Name and Address of                  Position           Number    Percentage
Beneficial Owner                   with Company       of Shares    of Class
-------------------                ------------       ---------    --------

Eugene J. Pian                    President and      5,267,180(1)     24%
c/o Semicon Tools, Inc.           Director
554 North State Road
Briarcliff Manor, NY 10510

Craig Pian                        Executive Vice     2,754,333(2)     13
c/o Semicon Tools, Inc.           President,
554 North State Road              Treasurer and
Briarcliff Manor, NY 10510        Director

Francine Pian                     Secretary            703,560(3)      4
c/o Semicon Tools, Inc.           and Director
554 North State Road
Briarcliff Manor, NY 10510

Tan Hun Chin                      Director             530,000(4)      3
#35,Lintang Delima 3,
Greenlane
11700 Penang, Malaysia

Yap Hun Kok                                          2,475,000        13
Lot 8 & 9
Lorong Perusahaan 6C
Kawasan MIEL Kulim
09000 Kulim, Kedah
Malaysia

All Directors and Executive                          9,255,073(5)     36
Officers as a Group
(4 Persons)

--------------------
(1) Includes currently exercisable options to purchase 2,500,000 shares of Common Stock, and 1,552,613 shares of Common Stock held under voting trusts. Each Voting Trust terminates when the shareholder sells his stock.

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


Item 12. Certain Relationships and Related Transactions.

         None.

Item 13. Exhibits and Reports on Form 8-K.

         (a) Index of Exhibits.

                          Exhibit                                          Page
                          -------                                          ----

               3(a)       Articles of Incorporation(1)
               3(b)       By-Laws(1)
               3(c)       Amendment to Articles of
                          Incorporation(2)
               10(a)      Agreement of Merger with
                          Semicon Tools, Inc., a
                          New York Corporation(2)
               10(b)      Articles of Merger(2)
               10(c)      Certificate of Merger(2)
               10(d)      Patent License(1)
               10(e)      Patent No. 4,219.004(1)
               10(f)      License Agreement with Bookuk
                          Industry Company, Ltd.(1)
               10(i)      Thermode/Synthrode Supplier
                          Agreement(1)
               10(j)      East Coast Sales Acquisition
                          Agreement(3)
               10(k)      $300,000 Promissory Note(3)
               10(l)      Amendment to East Coast Sales
                          Acquisition Agreement(4)
               10(m)      Teik Tatt Holding Co. (1979)
                          Sdn. Bhd. Acquisition Agreement(5)
               10(n)      Teik Tatt Holding Co.
                          Disposition Agreement(6)
               10(o)      Hong Kong Batteries
                          Industries, Ltd.
                          Acquisition Agreement(7)
               10(p)      Fimas Sdn Bhd.
                          Acquisition Agreement(8)
               16         The required letter from the
                          former accountants(9)
               21         List of Subsidiaries
               27         Financial Data Schedule

-------------------

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

3. Incorporated by Reference from Registrant's Form 8-K Report dated February 19, 1990.

4. Incorporated by Reference from Registrant's Form 10-K Report for the year ended January 31, 1991.

5. Incorporated by Reference from Registrant's Form 8-K Report dated December 9, 1997.

6. Incorporated by Reference from Registrant's Form 8-K Report dated September 19, 1998.

7. Incorporated by Reference from Registrant's Form 8-K Report dated December 9, 1999.

8. Incorporated by Reference from Registrant's Form 8-K Report dated December 10, 1999.

9. Incorporated by Reference from Registrant's Form 8-K Report dated January 29, 1993.

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

                                                         SETO HOLDINGS, INC.
                                                    ----------------------------
                                                             (Registrant)

                                                 By /s/ Eugene J. Pian
                                                    ----------------------------
                                                 Eugene J. Pian, President

                                                 Date:  April 28, 2000


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                                 /s/ Eugene J. Pian
                                                 -------------------------------
                                                 Eugene J. Pian
                                                 Director

                                                 Date:  April 28, 2000

                                                 /s/ Craig A. Pian
                                                 -------------------------------
                                                 Craig A. Pian
                                                 Director

                                                 Date:  April 28, 2000

                                                 /s/ Francine Pian
                                                 -------------------------------
                                                 Francine Pian
                                                 Director

                                                 Date:  April 28, 2000

                                                 /s/ Tan Hun Chin
                                                 -------------------------------
                                                 Tan Hun Chin
                                                 Director

                                                 Date:  April 28, 2000