Form 10QSB
period 2000-04-30
SETO HOLDINGS INC
filed 2000-06-14
CIK 794998

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2000

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1939

For the transition period from          to

Commission File Number: 33-5820-LA

SETO HOLDINGS, INC.
(Formerly Semicon Tools, Inc)
(Exact name of small business issuer as specified in its charter)

Nevada	77-0082545

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

554 North State Road, Briarcliff Manor, New York 10510

(Address of principal executive offices)

Issuer’s telephone number, including area code: (914) 923-5000

CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES    X              NO

Indicate the number of Shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2000

Common Stock, par value $.001 per share	19,343,500

INDEX

Part I. Financial Information

Item 1. Consolidated financial statements:

Balance sheet as of April 30, 2000	F-2

Statement of income for the three months April 30, 2000 and 1999	F-3

Statement of comprehensive income for the three months ended April 30, 2000 and 1999	F-4

Statement of cash flows for the three months ended April 30, 2000 and 1999	F-5

Notes to consolidated financial statements	F-6 - F-13

Item 2. Management’s discussion and analysis of financial condition

Part II. Other information

Signatures

SETO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET — APRIL 30, 2000

ASSETS

Current assets:

Cash	$789,401

Accounts receivable, less allowance for doubtful accounts of $14,443	4,031,620

Inventory	2,472,649

Prepaid expenses and other assets	711,760

Deferred tax asset, current portion	115,821

Total current assets	8,121,251

Property and equipment, net of depreciation	4,396,329

Other assets:

Goodwill, net of amortization	2,297,400

Security deposits	31,962

Deferred tax asset, net of current portion	231,642

2,561,004

$15,078,584

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Current portion of long-term debt	$530,649

Notes payable, bank	2,025,594

Accounts payable	2,125,640

Accrued expenses	1,336,316

Total current liabilities	6,018,199

Long-term debt, net of current portion	1,162,735

Deferred lease liability	12,000

Deferred income taxes payable	130,822

Commitments and contingencies

Shareholders’ equity:

Common stock par value $.001; 100,000,000 shares authorized; 19,343,500 shares issued	19,343

Common stock subscriptions	152,500

Additional paid in capital	8,863,946

Currency translation adjustment	(252,275)

Retained earnings (deficit)	(1,019,660)

7,763,854

Less common shares held in treasury, 29,400 shares at cost	9,026

Total shareholder’s equity	7,754,828

$15,078,584

See notes to consolidated financial statements.

SETO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

THREE MONTHS ENDED APRIL 30, 2000 AND 1999

	2000	1999

Net sales	$5,289,422	$900,787

Cost of sales	4,327,984	493,255

Gross profit	961,438	407,532

Selling, general and administrative expenses	619,834	395,668

Income from operations	341,604	11,864

Other income (expenses):

Interest expense	(84,346)	(23,424)

Loss on foreign currency exchange	(2,401)	(1,288)

Interest income	24,010

	(62,737)	(24,712)

Income (loss) before income taxes (benefit)	278,867	(12,848)

Income tax (benefit)	5,996	(16,900)

Net income	$272,871	$4,052

Earnings per share information:

Basic	$.01	$.00

Fully diluted	$.01	$.00

See notes to consolidated financial statements.

SETO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

THREE MONTHS ENDED APRIL 30, 2000 AND 1999

	2000	1999

Net income	$272,871	$4,052

Other comprehensive income, net of tax:

Foreign currency translation adjustment	(53,300)

Comprehensive income	$219,571	$4,052

See notes to consolidated financial statements.

SETO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

THREE MONTHS ENDED APRIL 30, 2000 AND 1999

	2000	1999

Operating activities:

Net income	$272,871	$4,052

Adjustments to reconcile net income to cash provided by continuing operations:

Depreciation and amortization	29,920	16,394

Changes in other operating assets and liabilities:

Accounts receivable	(516,661)	(46,765)

Inventory	(69,856)	(9,840)

Prepaid expenses and other current assets	(25,961)	2,749

Deferred tax assets	(12,337)	(16,900)

Other assets	7,383	(4,875)

Accounts payable, and accrued expenses	638,800	(3,894)

Deferred lease liability	1,500	1,500

Income taxes payable	(151,828)

Net cash provided by (used in) operating activities	173,831	(57,579)

Investing activities:

Purchase of property and equipment	(232,403)	(15,688)

Decrease in loan receivable, officer		4,282

Increase in goodwill	(92,260)

Net cash used in investing activities	(324,663)	(11,406)

Financing activities:

Proceeds from issuance of common stock and subscriptions	610,000	92,500

Proceeds from financing	70,000	90,000

Payment of debt	(49,839)	(66,849)

Net cash provided by financing activities	630,161	115,651

Effect of exchange rate changes on cash	(53,300)	(5,924)

Net increase in cash	426,029	40,742

Cash, beginning of period	363,372	66,052

Cash, end of period	$789,401	$106,794

See notes to consolidated financial statements.

SETO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three months ended is not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report for the year ended January 31, 2000 included in its Annual Report filed on Form 10-KSB.

2.	Principles of consolidation:

The consolidated financial statements of Seto Holdings, Inc. and subsidiaries include all the accounts of Seto Holdings, Inc., East Coast Sales Company, DTI Technology, SDN BHD, Fuji Fabrication, SDN BHD, Hong Kong Batteries Industries, Ltd. and Fimas, SDN BHD after elimination of all significant intercompany transactions and accounts.

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

4.	Property and equipment:

Major classifications of property and equipment are as follows:

Buildings	$800,582

Leasehold improvements	79,672

Manufacturing equipment	5,663,298

Office equipment	574,102

7,117,654

Less accumulated depreciation	2,721,325

$4,396,329

SETO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Commitments and contingencies:

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

April 30, 2001	$60,000

April 30, 2002	60,000

April 30, 2003	60,000

April 30, 2004	66,000

April 30, 2005	66,000

Thereafter	558,000

$870,000

Rent expense amounted to $20,792 and $18,079 for the three months ended April 30, 2000 and 1999, respectively.

6.	Common stock:

During the current period, the Company issued 1,270,500 shares of its common shares with net proceeds of $458,500 upon the exercise of certain common stock purchases of options and 144 restricted private placement stock. In addition, the Company received $152,500 for subscriptions of 144 restricted common stock to be issued.

7.	Notes payable and long-term debt:

The Company had an outstanding line of credit with the a bank for $500,000. Interest was payable monthly at a rate of 1% per year over prime. The loan was secured by the personal guarantee of the Company’s president and the assets of Seto Holdings, Inc. At April 30, 2000, the Company had utilized $349,135 of this line. In May 2000, this line was repaid in full and replaced with a line of credit with another financial institution in the amount of $750,000. The new line of credit carries interest at an annual rate of 2.9% plus the 30 day dealer commercial paper rate. The line of credit has an initial expiration date of April 30, 2001.

SETO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Notes payable and long-term debt (continued):

Long-term debt of the domestic companies consists of the following:

				Balance
				April 30,
			Rate	2000	Maturity

Notes payable:

Bank	(a	)	Prime + 1%	$108,333	2000

Shareholder	(b	)	10%	53,282	2002

Shareholder	(c	)	15%	130,395	2004

Shareholder	(d	)	10%	69,724	2002

Shareholder	(e	)		13,429

				375,163

Less current portion				181,514

				$193,649

(a) The note was repaid in May 2000 when the line of credit was refinanced (see above).

(b) The note is payable in monthly installments of $4,053 including interest.

(c) The note is payable in monthly installments of $4,731 including interest.

(d) The note is payable in monthly installments of $3,633 including interest.

(e) The Company’s principal shareholder has advanced non-interest bearing funds to the Company.

The maturities of these loans are as follows:

April 30, 2001	$181,514

April 30, 2002	127,671

April 30, 2003	52,549

Indefinite	13,429

$375,163

SETO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Notes payable and long-term debt (continued):

Notes payable and long-term debt of the foreign subsidiaries consist of the following:

Fimas:

Notes payable:

Bankers acceptances	$1,065,789

Bank overdrafts	101,583

ECR	56,767

$1,224,139

Long-term debt:

Principal loan	$666,317

Capitalized lease	135,138

Amount due directors	83,732

$885,187

The Company’s land and buildings are pledged as collateral. The loans, which are guaranteed jointly and severally by the Company’s directors, carry interest rates between 2% and 2.25% above the lender’s base lending rates. The directors of Fimas have made interest-free advances to the Company which are unsecured and have no fixed repayment terms.

DTI:

Capitalized lease	$19,602

Due to directors	$54,350

Hong Kong Batteries Industries, Ltd.: The directors of Hong Kong Batteries have made interest-free advances to the Company in the amount of $188,781 which are unsecured and have no fixed repayment terms.

8.	Income taxes:

Provision for income taxes (benefit):

	2000	1999

Domestic:

Current	$31,500	0

Deferred	(43,837)	($16,900)

Total (benefit) expense	($12,337)	($16,900)

SETO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Income taxes (continued):

A reconciliation of the income tax provision at the federal statutory rate to the income tax provision at the effective tax rate is as follows:

	2000	1999

Income tax computed at the domestic federal statutory rates	$24,000	0

State tax (net of federal benefit)	7,500	0

Foreign income	18,333	0

Reduction in valuation allowance	(43,837)	($16,900)

Net income tax expense (benefit)	$5,996	($16,900)

The components of deferred tax assets and liabilities consist of the following:

Deferred tax asset:

Net operating loss carryforward	$475,000

Total deferred tax asset	475,000

Valuation allowance	127,537

$347,463

The Company has a net operating loss carry forward of approximately $1,600,000 for federal and state purposes which will expire in 2008.

9.	Employment and consulting agreements:

Employment agreements:

On May 1, 1996, the Company entered into employment agreements with its President and Vice President. The term of the agreements covers a five year period expiring April 30, 2003. Compensation is set at a base of $100,000 and $75,000 for the President and Vice President, respectively, with each getting a bonus of 5% of the increase in Seto Holdings, Inc./East Coast Sales consolidated net income over the net income from the previous years. Each employee also received 1,000,000 stock options at $.25, 1,000,000 stock options at $.10 and 500,000 stock options at $.50. The options were not part of the 1997 Non-statutory Stock Option Plan effectuated March 25, 1997. As of April 30, 2000, none of these options had been exercised.

SETO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Employment and consulting agreements (continued):

Employment agreements (continued):

On July 15, 1998, the Company entered into an employment agreement with the acting secretary of the Company. The term of the agreement covers a five year period expiring July 15, 2003. Compensation is set at a base of $55,000 with a bonus of 2% of any increase in Seto Holdings, Inc./East Coast Sales consolidated net income over the net income from the previous years. The employee also received 500,000 stock options exercisable at $.50 per share, none of which have been exercised as of April 30, 2000. These options were not part of the 1997 non-statutory stock option Plan effectuated March 25, 1997.

Consulting agreements:

On February 9, 1998, the Company entered into a consulting agreement for the period February 9, 1998 to December 31, 1998, subsequently extended to December 2000 for strategic planning, corporate planning, merger and acquisition and divestiture advice. In consideration for the consulting services, the Company granted an option to the consultant to purchase 600,000 shares of common stock at a price of $.50 per share for a period of two years commencing four months from the date of signing. This option was reduced to 300,000 shares at $.25 per share. All options under this agreement were exercised as of April 30, 2000. The shares underlying these options were issued pursuant to the Company’s 1997 non-statutory Stock Option Plan.

10.	Computation of earnings per share:

	2000	1999

Weighted average number of common shares outstanding	18,673,600	10,693,500

Assumed conversion of stock options	6,000,000

Weighted average number of common shares outstanding	24,673,600	10,693,500

The conversion of stock options was not assumed for the quarter ended April 30, 1999 as the effect would be antidilutive.

SETO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Principal products and segmentation of sales:

The Company’s principal products are industrial ceramics, diamond cutting tools and cellular phone batteries. The tools include dicing blades which are components of precision electronic saws, scribes which are used to cut silicon wafers, porcelain and ceramic molds and dressers which are used for the shading and forming of grinding wheels in the machine tool industry.

Financial information relating to the principal industry segments and classes of products:

	January 31,	April 30,
	2000	1999

Sales to customers:

Industry A:

Ceramics	$398,743	$379,830

Industry B:

Diamond tools	261,676	109,673

Industry C:

Cellular batteries	255,889	312,110

Industry D:

Rechargeable batteries	433,925

Industry E:

Consumer electronics	3,921,246

Miscellaneous	17,943	99,174

	$5,289,422	$900,787

Operating profit or loss:

Industry A	$124,955	$5,621

Industry B	14,006	1,623

Industry C	15,912	4,620

Industry D	59,298

Industry E	127,433

	$341,604	$11,864

Identifiable assets:

Industry A	$454,889	$463,065

Industry B	1,375,383	996,815

Industry C	503,088	438,926

Industry D	682,294

Industry E	8,700,765

	$11,716,419	$1,898,806

SETO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Principal products and segmentation of sales (continued):

Foreign and domestic operations and export sales:

	January 31,	April 30,
	2000	1999

Sales to customers:

United States	$551,967	$546,023

Far East	4,645,784	162,337

Canada	91,671	192,427

	$5,289,422	$900,787

Operating profit:

United States	$35,647	$7,192

Far East	300,036	2,138

Canada	5,921	2,534

	$341,604	$11,864

Identifiable assets:

United States	$1,103,100	$1,150,986

Far East	10,539,533	342,197

Canada	73,786	405,623

	$11,716,419	$1,898,806

12.	Supplemental cash flow information:

	2000	1999

Interest paid during the period	$84,346	$23,424

Income taxes paid during the period	$0	$0

Supplemental schedule of non-cash investing and financing activities:

Conversion of accrued interest to term loans		$234,590

Issuance of common shares for consulting contract	$220,600

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

During the quarter ended April 30, 2000 88.3% of the Company’s net sales of $5,289,422 was derived from its Far East operations (Malaysia and China) and 86.2% of its net sales were derived from its Consumer Products sector’s product lines, all of the latter coming from its Far East subsidiaries. Management stated that this is the established trend. Concomitantly, while the sales for the current quarter for ceramics and diamond coated tools was higher than those of all of the last fiscal year, the Industrial Products to Industry sector at 11.7% of total sales has essentially plateaued, and will most probably only grow slightly in the next few years.

Disregarding the impact of the fiscal 1997 and 1998 results of the earlier disassociated acquisition, during the quarter ended April 30, 2000 the Company experienced its highest quarterly net sales, income from operations and net profit in its history and achieved its greatest net worth. These results were primarily attributable to the three latest Far East acquisitions: Fimas SDN BHD (Malaysia, China) “Fimas”, Hong Kong Batteries Industries, Ltd. (China) “HKBI”, and Fuji Fabrication SDN BHD (Malaysia) “Fuji”. These subsidiaries cumulatively contributed 87.1% of net sales and 55.7% of net income. Management points out that, during the first quarter, revenue for those subsidiaries were actually impacted by the loss of working days due to regional religious holidays so that it expects the next two quarters to be substantially improved. On the other hand, the fourth quarter of this fiscal year will see, to some extent, a seasonal slowdown.

The Company’s financial condition remains healthy. As of April 30, 2000, both total assets at $15,078,584 and total current assets at $8,121,251 increased over the previous quarter by 11.8% and 19.0% respectively. Similarly, cash doubled and total shareholder’s equity increased by 16.3% to $7,754,828. Long term debt net of current portion dropped by 6.4% while total current liabilities increased by 10.8% to $6,018,199, with increases in accounts payable and accrued expenses normally associated with growing sales volume.

With its substantial amount of revenue derived from Malaysia and China as delineated above, economic and political conditions in those countries are of major interest to the Company. Management believes that regional conditions and circumstances will have no material adverse effect on its operations during this current fiscal year.

In Malaysia, conditions remain economically strong with a very stable political future perceived by Management. As for China, Permanent Normal Trade Relations (PNTR) with the U.S. is almost finalized and, in all probability, will be followed with membership in the World Trade Organization (WTO) later this year. Management believes these steps in China will lead to a leveling of the economic playing field and that the Company is in a very good position, taking into consideration its operating activities, interests and contacts there, to take advantage of the new opportunities that should result. Although its current emphasis in the emergent Far East remains in Malaysia, the Company believes that it will substantially expand its trade and further its investments in China. However, no assurance can be given that the Company will be successful in this regard.

As of the first quarter ended April 30, 2000, the Company had a backlog of orders of approximately $11 million all of which it expects to ship by September 30th. While purchase orders may be cancelled or postponed, the Company believes that substantially all of its backlog orders will be shipped and that the resulting revenues will be realized.

FIRST QUARTER 2000 COMPARED TO 1999

The Company’s net sales increased by greater than 500% from $900,787 to $5,289,422 and net income increased by much more than an order of magnitude from $4,052 to $272,871. As previously indicated, the current quarter ended April 30, 2000 set financial operational results records for the Company.

With the new array of subsidiaries and their associated product lines, a significant, but expected change in gross profit margin has taken place. Comparing this year’s first quarter to last year’s, the margin for the whole Company decreased by 59.7% going from 45.2% to 18.2% of net sales. Fimas had a low margin of 8.0% and East Coast Sales, Inc. had a high of 72.0%. Such a variation is a function of the specific products and their markets. As an example, however, of its ultimate contribution to the Company’s performance, Fimas’ net sales constituted 74.1% of the Company’s total and 28.6% of its net income.

Selling, general and administrative expenses in the current quarter of $619,834 represented only 11.7% of sales compared to the 43.9% for the previous year’s quarter ended April 30, 1999. The stabilizing of this expense as a part of a larger and growing sales base should continue.

Fimas, the Company’s highest net sales subsidiary, is essentially a value added contract electronic manufacturer (CEM). Although the manufacture of the Company’s own products is planned for the future, Management feels that, as a CEM, Fimas will grow and benefit significantly from the outsourcing’s predicted growth rate of 50% per year over the next two years; for example in Motorola, apparently leading the trend, just announced that it will now outsource approximately $30 billion of its consumer electronic production over the next five years.

Also, part of the Company’s growth plan involves the joint venturing for distribution of rechargeable cordless power tools in the U.S. and retail outlets in Asia, with Europe and the U.S. to follow, for the sale of cellular, telecommunications and consumer electronic products. No assurance can be given, however, that these plans will ultimately be implemented or successful.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2000, the Company has current assets of $8,121,251, including $789,401 of unrestricted cash and current liabilities of $6,018,199 yielding a current ratio of 1.35:1 or an improvement over that of the previous quarter ended January 31, 2000 of 7.1%. This standard measure of a company’s ability to meet its current obligations reflects positively on the Company’s financial standing. In addition, it demonstrates an ability to internally generate or, as a result, obtain funds necessary to support its current level of business and enables the Company to obtain favorable payment terms from its suppliers due to its credit-worthiness.

Because of its substantial growth plans and prospects, the Company is seeking funding externally. During the quarter ended April 30, 2000 it received $645,000 in direct cash infusion from the sale of restricted stock and the exercise of stock options. Also, the Company continues to seek private placement financing and anticipates that its current line of credit with Merrill Lynch Business Financials Services, Inc. will be expanded in a relatively short time.

In addition to these types of sources, a prime funding requirement amounts to $1 million desired in the next 30 to 60 days to implement a surface mounted technology assembly line inclusive of equipment and associated infrastructure support and manpower requirements. This will allow for an increase in production capacity for Fimas in Malaysia to a level consistent with its plans. Although in the process of discussions for funding and investment support for these purposes with more than one party, no assurance can be given that such financing will be successfully obtained.

A small percentage of the Company’s profits may not be distributable to the Company’s other subsidiaries or as dividends. Under Malaysian law, a Malaysian corporation is required to maintain a statutory reserve of five percent (5%) of profit after taxation in accordance with the Foreign Investment Law until such reserve equals ten percent (10%) of legal capital. Such reserve is non-distributable.

EFFECTS OF FOREIGN CURRENCY FLUCTUATIONS

The Company’s foreign operations are subject to risks related to fluctuations in foreign currency exchange rates. During this quarter, the foreign currency exchange loss was $2,401, considered nominal, and, thus, in effect did not impact operational results.

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

The Company’s exposure to foreign exchange rates fluctuations results from wholly-owned subsidiary operations in Malaysia and China and from the Company’s share of the earnings of these operations, which are denominated in other currencies.

IMPACT OF INFLATION

Although it is difficult to predict the impact of inflation on costs and revenues of the Company in connection with the Company’s products, the Company does not anticipate that inflation will materially impact its costs of operation or the profitability of its products during fiscal year 2000.

FORWARD LOOKING STATEMENTS

This “Management’s Discussion and Analysis or Plan of Operation” contains statements which are not historical facts and are forward-looking statements which reflect management’s expectations, estimates and assumptions. Such statements are based on information available at the time this Form 10-QSB was prepared and involve risks and uncertainties that could cause future results, performance and achievements of the Company to differ significantly from projected results. Factors that could cause actual future results to differ materially include among others, the risks of doing business in Malaysia and Southeast Asia, including, without limitation, economic and political conditions, foreign currency translation risks, tariffs and other foreign trade policies and dependence on inexpensive labor in such countries, partial dependence on the semiconductor manufacturing industry, availability of raw materials, intense competition and technological obsolescence. The Company assumes no obligation to update such forward-looking statements, if any, at any time.