Form 10QSB
period 2000-07-31
SETO HOLDINGS INC
filed 2000-09-14
CIK 794998

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         -----------------------------


                                   FORM 10-QSB

          (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended July 31, 2000
                                             --------------

                                       or

          ( ) Transition Report Pursuant to Section 13 or 15(d) of the
              Securities Exchange Act of 1939

              For the transition period from          to
                                             --------    --------


                       Commission File Number: 33-5820-LA
                                               -------------

                               SETO HOLDINGS, INC.
                          (Formerly Semicon Tools, Inc)
        (Exact name of small business issuer as specified in its charter)




                   Nevada                                77-0082545
           -------------------------------            ---------------
           (State or other jurisdiction of            (I.R.S. Employer
            incorporation or organization)         Identification Number)


             554 North State Road, Briarcliff Manor, New York 10510
             ------------------------------------------------------

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

                              YES  X   NO
                                  ---     ---

Indicate the number of Shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

            Class                              Outstanding At July 31, 2000
------------------------------                 ----------------------------
Common Stock, par value $.001
 per share                                               19,531,600

                                      INDEX

Part I.   Financial Information

     Item 1. Consolidated financial statements:

         Balance sheet as of July 31, 2000                              F-2

         Statement of income for the six and three months
          July 31, 2000 and 1999                                        F-3

         Statement of comprehensive income for the six and
          three months ended July 31, 2000 and 1999                     F-4

         Statement of cash flows for the six months ended
          July 31, 2000 and 1999                                        F-5

         Notes to consolidated financial statements                  F-6 - F-13


     Item 2. Management's discussion and analysis of financial condition



Part II. Other information

     Signatures

                      SETO HOLDINGS, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEET - JULY 31, 2000


                                     ASSETS
Current assets:
  Cash                                                                           $   558,845
  Accounts receivable, less allowance
   for doubtful accounts of $22,065                                                5,034,243
  Inventory                                                                        2,655,532
  Prepaid expenses and other assets                                                  602,533
  Deferred tax asset, current portion                                                114,209
                                                                                 -----------
    Total current assets                                                           8,965,362
                                                                                 -----------
Property and equipment, net of depreciation                                        4,902,846
                                                                                 -----------
Other assets:
   Goodwill, net of amortization                                                   2,345,145
   Security deposits                                                                 173,673
   Deferred tax asset, net of current portion                                        228,417
                                                                                 -----------
                                                                                   2,747,235
                                                                                 -----------

                                                                                 $16,615,443
                                                                                 ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                                              $   796,342
  Notes payable                                                                    2,058,909
  Accounts payable                                                                 3,512,055
  Accrued expenses                                                                 1,263,442
                                                                                 -----------
    Total current liabilities                                                      7,630,748
                                                                                 -----------
Long-term debt, net of current portion                                               974,674
                                                                                  -----------
Deferred lease liability                                                              13,500
                                                                                  -----------
Deferred income taxes payable                                                        130,823
                                                                                  -----------
Commitments and contingencies

Shareholders' equity:
  Common stock par value $.001; 100,000,000
   shares authorized; 19,561,000 shares issued                                        19,561
  Additional paid in capital                                                       9,095,920
  Currency translation adjustment                                                (   243,503)
  Retained earnings (deficit)                                                    (   997,254)
                                                                                 -----------
                                                                                   7,874,724

  Less common shares held in treasury, 29,400
   shares at cost                                                                      9,026
                                                                                 -----------

  Total shareholder's equity                                                       7,865,698
                                                                                 -----------

                                                                                 $16,615,443
                                                                                 ===========

                 See notes to consolidated financial statements.

                      SETO HOLDINGS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME

                SIX AND THREE MONTHS ENDED JULY 31, 2000 AND 1999




                                      Six Months                   Three Months
                                        ended                         ended
                                       July 31,                      July 31,
                                 2000            1999           2000            1999
                                 ----            ----           ----            ----

Net sales                     $13,089,849    $ 1,761,845    $ 7,800,427    $   861,058

Cost of sales                  11,281,397        871,065      6,953,414        377,810
                              -----------    -----------    -----------    -----------

Gross profit                    1,808,452        890,780        847,013        483,248

Selling, general and
 administrative expenses        1,296,270        762,493        677,398        366,825
                              -----------    -----------    -----------    -----------

Income from operations            512,182        128,287        169,615        116,423
                              -----------    -----------    -----------    -----------

Other income (expenses):
  Interest expense            (   201,097)   (    44,631)   (   141,063)   (    21,207)
  Foreign currency
   exchange                         1,163    (       796)         3,866            492
                              -----------    -----------    -----------    -----------

                              (   199,934)   (    45,427)   (   137,197)   (    20,715)
                              -----------    -----------    -----------    -----------


Income before income taxes
 (benefit)                        312,248         82,860         32,418         95,708

Income taxes (benefit)             16,971     (    6,553)   (     1,362)        10,347
                              -----------    -----------    -----------    -----------

Net income                    $   295,277    $    89,413    $    33,780    $    85,361
                              ===========    ===========    ===========    ===========


Earnings per share
 information:

  Basic                       $      0.02    $      0.01    $      0.00    $      0.01
                              ===========    ===========    ===========    ===========

  Diluted:                    $      0.01    $      0.01    $      0.00    $      0.00
                              ===========    ===========    ===========    ===========




                 See notes to consolidated financial statements.

                      SETO HOLDINGS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                SIX AND THREE MONTHS ENDED JULY 31, 2000 AND 1999




                                                  Six Months                 Three Months
                                                    ended                       ended
                                                   July 31,                    July 31,
                                               2000         1999           2000          1999
                                               ----         ----           ----          ----

Net income                                   $295,277      $ 89,413      $ 33,780      $ 85,361

Other comprehensive
 income, net of tax:
   Foreign currency
    translation adjustment                      1,163                       3,866
                                             --------      --------      --------      ---------

Comprehensive income                         $296,440      $ 89,413      $ 37,646      $ 85,361
                                             ========      ========      ========      ========




                 See notes to consolidated financial statements.

                      SETO HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                     SIX MONTHS ENDED JULY 31, 2000 AND 1999


                                                             2000                 1999
                                                             ----                 ----
Operating activities:
  Net income                                             $   295,277         $    89,413
  Adjustments to reconcile net income to cash
   provided by operating activities:
     Depreciation and amortization                           241,305              35,408
     Compensatory stock issued                                                    43,300
     Changes in other operating assets and
      liabilities:
        Accounts receivable                               (1,519,284)           (120,264)
        Inventories                                       (  252,739)           ( 75,681)
        Prepaid expenses and other current assets         (  172,334)              3,625
        Deferred tax assets                               (    7,500)           ( 11,126)
        Other assets                                      (  301,158)              4,513
        Accounts payable and accrued expenses              1,800,513             121,691
        Deferred lease liability                               3,000               3,000
                                                         -----------         -----------
        Net cash provided by operating
         activities                                           87,080              93,879
                                                         -----------         -----------
Investing activities:
  Purchase of property and equipment                      (  852,863)         (   78,607)
  Increase (decrease) in loan receivable, officer         (   34,934)              4,917
                                                         -----------         -----------
        Net cash used in investing activities             (  887,797)         (   73,690)
                                                         -----------         -----------
Financing activities:
  Proceeds from issuance of common stock                     945,287              67,500
  Proceeds from financing                                    750,000             240,000
  Payment of debt                                          ( 654,569)         (  302,175)
                                                         -----------         -----------
        Net cash provided by financing activities          1,040,718               5,325
                                                         -----------         -----------

Effect of exchange rate changes on cash                   (   44,528)         (   8,238)
                                                         -----------         -----------

Net increase in cash                                         195,473              17,276

Cash, beginning of period                                    363,372              66,062
                                                         -----------         -----------

Cash, end of period                                      $   558,845         $    83,338
                                                         ===========         ===========





                 See notes to consolidated financial statements.

                      SETO HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three months ended is not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended January 31, 2000 included in its Annual Report filed on Form 10-KSB.



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

4.       Property and equipment:

         Major classifications of property and equipment are as follows:

          Buildings                                 $  967,280
          Leasehold improvements                        79,673
          Manufacturing equipment                    5,917,793
          Office equipment                             533,406
          Transportation equipment                     194,343
                                                    ----------
                                                     7,692,495
          Less accumulated depreciation              2,789,649
                                                    ----------

                                                    $4,902,846
                                                    ==========

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

                July 31, 2001                      $ 60,000
                July 31, 2002                        60,000
                July 31, 2003                        61,500
                July 31, 2004                        66,000
                July 31, 2005                        66,000
                Thereafter                          541,500
                                                   --------
                                                   $855,000
                                                   ========
         Rent expense amounted to $36,477 and $36,158 for the six months ended July 31, 2000 and 1999, respectively.

6.       Common stock:

         During the three months ended July 31, 2000, the Company issued 95,500 shares of its 144 restricted private placement stock with net proceeds of $113,687. In addition, the Company issued 122,000 shares of 144 restricted stock previously subscribed.

7.       Notes payable and long-term debt:

         The Company had an outstanding line of credit with a financial institution in the amount of $1,000,000. The line of credit carries interest at an annual rate of 2.9% plus the 30 day dealer commercial paper rate with an initial expiration date of April 30, 2001. As of July 31, 2000, the Company had utilized $659,154 of the line of credit. The loan is secured by the personal guarantee of the Company's president and the assets of Seto Holdings, Inc.

                      SETO HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.        Notes payable and long-term debt (continued):

          Long-term debt of the domestic companies consists of the following:


                                                            Balance
                                                            July 31,
                                         Rate                 2000          Maturity
                                         ----                 ----          --------

          Equipment loan     (a)               15%           $ 55,666           2004
          Automobile loan    (b)               13%             12,762           2004
          Shareholder        (c)               10%             35,005           2002
          Shareholder        (c)               15%            120,974           2004
          Shareholder        (c)               10%             60,492           2002
                                                             --------
                                                              284,899
          Less current portion                                130,011
                                                             --------

                                                             $154,888
                                                             ========

     (a) The note is payable in monthly installments of $1,607, including interest. Equipment which cost $57,426 is pledged as collateral.

     (b) The note is payable in monthly installments of $355, including interest. Automotive equipment which costs $26,085 is pledged as collateral.

     (c)  The  notes  are  payable  to   shareholders  in  monthly  amounts
          aggregating $12,417, including interest.

     The maturities of these loans are as follows:

                July 31, 2001                           $130,011
                July 31, 2002                             85,802
                July 31, 2003                             50,743
                July 31, 2004                             18,343
                                                        --------
                                                        $284,899
                                                        ========
                                                                             F-8

                      SETO HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.       Notes payable and long-term debt (continued):

         Notes payable and long-term debt of the foreign subsidiaries consist of the following:

                Fimas:
                  Notes payable:
                    ECR                                      $1,833,834
                    Factor                                      104,900
                    Capital leases, current portion              87,668
                                                             ----------
                                                             $2,026,402
                                                             ==========
                Long-term debt:
                  Fixed loan                                 $  334,885
                  Capital lease                                 331,307
                                                             ----------
                                                             $  666,192
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

                DTI:
                  Capitalized lease                           $32,507
                                                              =======

                  Due to directors                            $44,363
                                                              =======


         Hong Kong Batteries Industries, Ltd.:
         The directors of Hong Kong Batteries have made interest-free advances to the Company in the amount of $72,776 which are unsecured and have no fixed repayment terms.

8.       Income taxes:

         Provision for income taxes (benefit) for the six months ended July 31:

                                                  2000               1999
                                                  ----               ----
                  Domestic:
                    Current                     $19,200            $  4,573
                    Deferred                    (26,700)            (11,126)
                                                -------            --------

                    Total (benefit) expense    ($ 7,500)          ($  6,553)
                                                =======            ========

                  Foreign:
                    Current                     $18,333
                    Deferred                      6,138
                                                -------

                                                $24,471
                                                =======

                      SETO HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.       Income taxes (continued):

         A reconciliation of the income tax provision at the federal statutory rate to the income tax provision at the effective tax rate is as follows:

                                                2000               1999
                                                ----               ----

Income tax computed at the domestic
  federal statutory rates                     $14,200            $12,047
State tax (net of federal benefit)              5,000              7,000
Foreign income tax                             24,471           (  8,700)
Reduction in valuation allowance             ( 26,700)          ($16,900)
                                              -------           --------

  Net income tax expense (benefit)            $16,971           ($ 6,553)
                                              =======           ========



         The components of deferred tax assets and liabilities consist of the following:

         Deferred tax asset:

           Net operating loss carryforward                $475,000
                                                          --------
             Total deferred tax asset                      475,000

             Valuation allowance                           132,374
                                                          --------

                                                          $342,626
                                                          ========

         The Company has a net operating loss carry forward of approximately $1,600,000 for federal and state purposes which will expire in 2008.

9.       Employment and consulting agreements:

         Employment agreements:

         On May 1, 1996, the Company entered into employment agreements with its President and Vice President. The term of the agreements covers a five year period expiring April 30, 2003. Compensation is set at a base of $100,000 and $75,000 for the President and Vice President, respectively, with each getting a bonus of 5% of the increase in Seto Holdings, Inc./East Coast Sales consolidated net income over the net income from the previous years. Each employee also received 1,000,000 stock options at $.25, 1,000,000 stock options at $.10 and 500,000 stock options at $.50. The options were not part of the 1997 Non-statutory Stock Option Plan effectuated March 25, 1997. As of July 31, 2000, none of these options had been exercised.

                      SETO HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.       Employment and consulting agreements (continued):

         Employment agreements (continued):

         On July 15, 1998, the Company entered into an employment agreement with the acting secretary of the Company. The term of the agreement covers a five year period expiring July 15, 2003. Compensation is set at a base of $55,000 with a bonus of 2% of any increase in Seto Holdings, Inc./East Coast Sales consolidated net income over the net income from the previous years. The employee also received 500,000 stock options exercisable at $.50 per share, none of which have been exercised as of July 31, 2000. These options were not part of the 1997 non-statutory stock option Plan effectuated March 25, 1997.

         Consulting agreements:

         On February 9, 1998, the Company entered into a consulting agreement for the period February 9, 1998 to December 31, 1998, subsequently extended to December 2000 for strategic planning, corporate planning, merger and acquisition and divestiture advice. In consideration for the consulting services, the Company granted an option to the consultant to purchase 600,000 shares of common stock at a price of $.50 per share for a period of two years commencing four months from the date of signing. This option was reduced to 300,000 shares at $.25 per share. All options under this agreement were exercised as of July 31, 2000. The shares underlying these options were issued pursuant to the Company's 1997 non-statutory Stock Option Plan.

         During the three months ended July 31, 2000, the Company granted options to three individuals who agreed to serve as officers of the Company's foreign holding company. The options are exercisable at a price of $1.50 per share with expiration dates extending through May 2003.

10.      Computation of earnings per share:


                                       Six months ended                 Three months ended
                                           July 31,                          July 31,
                                   2000               1999              2000             1999
                                   ----               ----              ----             ----
Weighted average number
  of common shares
  outstanding                   19,090,069         10,828,575        19,467,165       10,948,774

Assumed conversion of
  stock options                  6,063,000          6,277,500         6,126,000        6,310,000
                                ----------         ----------        ----------       ----------

Weighted average number
  of common shares
  outstanding                   25,153,069         17,106,075        25,593,165       17,258,774
                                ==========         ==========        ==========       ==========

                      SETO HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.      Principal products and segmentation of sales:

         The Company's principal products are industrial ceramics, diamond cutting tools, cellular phone batteries and consumer electronics. The tools include dicing blades which are components of precision electronic saws, scribes which are used to cut silicon wafers, porcelain and ceramic molds and dressers which are used for the shading and forming of grinding wheels in the machine tool industry.

         Financial information relating to the principal industry segments and classes of products:

                                 July 31,          July 31,
                                   2000              1999
                                   ----              ----
Sales to customers:
  Industry A:
    Ceramics                   $   622,758      $   730,563
  Industry B:
    Diamond tools                  348,239          337,583
  Industry C:
    Cellular batteries             450,627          575,254
  Industry D:
    Rechargeable batteries       1,173,683
  Industry E:
    Consumer electronics        10,391,619
  Miscellaneous                    102,923          118,445
                               -----------      -----------

                               $13,089,849      $ 1,761,845
                               ===========      ===========


Operating profit or loss:
  Industry A                   $    96,491      $   226,249
  Industry B                    (   87,871)      (  103,823)
  Industry C                        22,669           44,553
  Industry D                       191,398
  Industry E                       341,639
  Miscellaneous                 (   58,306)      (   38,692)
                               -----------      -----------

                               $   506,020      $   128,287
                               ===========      ===========


Identifiable assets:
  Industry A                   $   435,994      $   483,495
  Industry B                     1,387,909        1,274,724
  Industry C                       679,031          520,034
  Industry D                       775,609
  Industry E                     7,235,196
  Miscellaneous                    317,400          407,864
                               -----------      -----------

                               $10,831,139      $ 2,686,117
                               ===========      ===========

                      SETO HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.      Principal products and segmentation of sales (continued):

         Foreign and domestic operations and export sales:

                                                        July 31,             July 31,
                                                          2000                 1999
                                                          ----                 ----
                Sales to customers:
                  United States                         $ 1,308,985          $1,068,030
                  Far East                               11,519,067             317,485
                  Canada                                    261,797             376,330
                                                        -----------          ----------
                                                        $13,089,849          $1,761,845
                                                        ===========          ==========

                Operating profit:
                  United States                         $    50,602          $   77,768
                  Far East                                  445,298              23,117
                  Canada                                     10,120              27,402
                                                        -----------          ----------
                                                        $   506,020          $  128,287
                                                        ===========          ==========

                Identifiable assets:
                  United States                         $   974,803          $1,403,328
                  Far East                                9,748,025           1,146,774
                  Canada                                    108,311             136,015
                                                        -----------          ----------
                                                        $10,831,139          $2,686,117
                                                        ===========          ==========


12.  Supplemental cash flow information:


                                                                    2000                1999
                                                                    ----                ----


                Interest paid during the period                  $   289,913          $   44,631
                                                                 ===========          ==========
                Income taxes paid during the period              $         0          $        0
                                                                 ===========          ==========

                Supplemental schedule of non-cash investing
                  and financing activities:
                    Conversion of accrued interest to term
                     loans                                                            $  234,590
                                                                                      ==========
                Issuance of common shares for consulting
                  contract                                       $   220,600
                                                                 ===========
                Purchase of property and equipment
                  on installment financing                       $    70,611
                                                                 ===========

MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
--------------------------------------------------------

GENERAL
-------

During the quarter ended July 31, 2000 and for the six months ended July 31, 2000, as has been the case following the Company's acquisitions in November 1999, the Company's net sales were primarily derived from its Far East operations (Malaysia and China), 94.6% and 92.1% respectively. Essentially all of the Far East revenues were from Subsidiaries with sales in the Consumer Products Sector. With Management's current decision to emphasize telecommunications, internet and electronic products manufacturing and the recently concluded Joint Ventures and Alliances in that part of the world involving the same product sector, this regional trend is established, firm and will continue.

High Tech Industrial Products to Industry, 5.4% of the Company's net sales in the quarter ended July 31, 2000 and 7.9% for the six months ended July 31, 2000, were previously major contributors to the total revenue stream. These products will now play a reduced role while still progressively increasing their sales volumes, in particular resin dicing blades and ceramic manufacturing services.

Comparing the results of continuing operations only during the quarter ended July 31, 2000 and the six months ended July 31, 2000, the company experienced its highest quarterly and six-month net sales of $7,800,427 and $13,089,849 respectively. For the six-month period, the Company realized its highest income from operations and net income of $512,182 and $295,277; for the quarter, the income from operations of $169,615 was exceeded only by the last two preceding quarters. As of July 31, 2000, the Company achieved its greatest net worth at $7,865,698.

With so much of its revenue derived from Malaysia and China, economic and political conditions in those countries are of a major interest to the Company. Management believes that regional conditions and circumstances will have no material adverse effect on its operations during the current fiscal year. Along these lines, the Company points out:

1. Malaysia's economy is again growing and attracting renewed foreign investments.

2.      As for China, there are a number of positive indicators:

        a. Management notes that Permanent Normal Trading Relations (PNTR) with the U.S. stands an excellent chance of being finalized before our Presidential elections. This should be followed by procedural steps leading to membership in the World Trade Organization (WTO). The Company is confident that it will see a leveling of the economic playing field and an opening of new opportunities for which it is itself, now well positioned.

        b. Regulations have recently been drafted to open up telecommunications services to foreign investors, a hint of the Government's disposition for the near future.

        c. The Chinese Government has initiated a number of significant privatization steps very recently.

Addressing conditions in both China and Malaysia, Management reports that another currency crises in Southeast Asia similar to that in 1997 is not anticipated. In addition, there are no signs of political uncertainty, a very stabilizing factor. Also, the Company's operations and facilities are in compliance with all material environmental laws and applicable governmental regulations. However, no assurance can be given that adverse changes will not occur and that the anticipated expansion of its business and any further investments in the region will occur.

Management believes its financial condition remains healthy. As of July 31, 2000, both total assets at $16,615,443 and total current assets at $8,965,362 increased over the previous quarter ended April 30, 2000 by 10.2% and 10.4% respectively. Although its cash position decreased by 29.2%, it was more than offset by an 18.2% increase in a combination of accounts receivable and inventory and an increase of 11.5% in property and equipment (net of depreciation). Total current liabilities at $7,630,748 as of July 31, 2000 increased by 26.8% over that at the end of the last quarter, with accounts receivable increasing by 65.2% and the current portion of long-term debt increasing by 65.2%. Management stated that it was very comfortable with all of these factors noting that the aforementioned quarterly and six month net sales records called for mandated operational steps that impacted the specific financial ratios.

As of August 2000, the Company had a backlog of approximately $12 million or 1-1/2 times the current quarter's net sales which it is believed will be shipped by November, the beginning of the next fiscal quarter. Management projects that this trend will continue and that net sales and net income may exceed $25 million and $700,000 respectively for fiscal year 2000.

RESULTS OF OPERATIONS
---------------------

It should be kept in mind that two of the Company's acquisitions, Hong Kong Batteries Industries, Ltd ("HKBI") and Fimas Sdn Bhd ("Fimas") were not part of SETO in the comparative periods of the quarter and the six months ending July 31, 1999. For those two time periods, during the quarter and six months ending July 31, 2000, the two Subsidiaries operating results were as follows:


                                                                  Quarter Ending                      Six Months Ending
                                                                      7/31/00                              7/31/00
                                                                      -------                              -------

FIMAS
      Net Sales                                                       $6,533,372                       $10,391,618
      % of Total SETO Sales                                                 83.7%                             78.4%
      Gross Profit Margin                                                    5.1%                              6.2%
      Income from Operations                                          $  363,521                       $   341,642
      Net Income                                                          92,700                            69,718

HKBIL
      Net Sales                                                       $  739,758                       $ 1,173,683
      % of Total SETO Sales                                                  9.5%                              8.9%
      Gross Profit Margin                                                   23.2%                             25.5%
      Income from Operations                                          $  127,505                       $   191,398
      Net Income                                                         102,479                           162,072

The table above reveals that Fimas and HKBI together contributed 93.2% of the total SETO net sales in the quarter ending July 31, 2000 and 87.3% of the total SETO net sales in the six months ending July 31, 2000. Their contributions and their financial factors, therefore, significantly affected operating results.


SECOND QUARTER 2000 COMPARED TO SECOND QUARTER 1999
---------------------------------------------------

For the second quarter ended July 31, 2000 compared to the corresponding quarter in the previous year, the Company's net sales increased over 800% (or over 8 times) from $861,058 to $7,800,427, as previously stated the highest quarterly sales from continuing operations; and income from operations increased from $116,423 to $169,615 or 45.7%. Net income for the second quarter ended July 31, 2000 was $33,780 compared to $85,361 for the second quarter ended July 31, 1999 for a reduction of 60.5% a measure management considers atypical as explained below.

SIX MONTHS ENDED JULY 31, 2000 COMPARED TO
------------------------------------------

SIX MONTHS ENDED JULY 31, 1999
------------------------------


For the six months ended July 31, 2000 compared to the six months ended July 31, 1999 net sales of $13,089,849, as previously indicated the highest from continuing operations for that fiscal time period, increased over 600% (or 6 times) over sales of $1,761,845 for the previous year's comparable period. Net income for the six months ended July 31, 2000 was $295,777, the highest from continuing operations for that fiscal time period, compared to $89,413 for the six months ended July 31, 1999 or an increase of 276% (or over 2-1/2 times), a measure which Management believes will be improved in the next two fiscal quarters.


ANALYSIS
--------

With Fimas and HKBI and their product lines now an integral and substantial part of SETO, their operating ratios are critical to overall Company results. In particular, they have affected the overall gross profit margin; in the second quarter ended July 31, 2000 compared to the comparable quarter in 1999, gross profit margins decreased to 10.9% from 42.6%. For the six months ended July 31, 2000 compared to the previous year's comparable period, gross profit margins decreased to 9.9% from 43.3%. Management stated that this change is not a surprise and reflects the new array of subsidiaries and their product lines. However, Management explained that the Company has gone through a corporate transition and has now concluded the satisfactory absorption of the new subsidiaries into the Company's fold. The Company has put in place certain administrative and cost reduction controls and anticipates very noticeable improvements in cost of sales for the remainder of the fiscal year.

With selling, general and administrative expense stabilized at less than 10% of net sales compared to the approximately 40% to 43% of the comparable period in 1999, Management is evaluating ways to reduce interest expense, the remaining major cost item. For the six months ended July 31, 2000 compared to the six months ended July 31, 1999 net interest expense increased to $201,097 from $44,631. Although no assurance can be given that such steps will be successful, as explained in the Liquidity and Capital Resource section, the Company is hoping to continue the sale of restricted stock to investors and exploring various other equity sales opportunities as a means of paying down debt.

Management is confident that its net sales will continue to grow for the remainder of the fiscal year. In particular, Management points to the predicted doubling in the next three years in Asia of wireless users; the expansion to $5.2 billion for the portable products' battery market, a demand which suppliers will find hard to fill; and its entry into the burgeoning telecommunications product area. This is coupled with the Company's staple ceramics and contract electronic manufacturing sales.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At July 31, 2000, the Company had current assets of $8,965,362, including $558,845 of unrestricted cash, and current liabilities of $7,630,748 yielding a current ratio of 1.17;1 or a decrease over that of the previous quarter ended April 30, 2000 of 13.3%. Management believes this measure of a Company's ability to meet its current obligations still reflects positively on the Company's financial standing and points to its recent successful financing as indicative of that (see below).

During the quarter just ended, the Company received additional financing for its short-term growth plans in the amount of $1,663,000 which allowed it to service Southeast Asian Subsidiaries' needs; a second surface mounted technology assembly line; facility and office upgrading; new product molds; and across-the-board working capital. The financing emanated from an increase in the existing line of credit from Merrill Lynch Business Financial Services, the sale of restricted stock to investors and from Malaysian banking and leasing company sources. Lending limitations from Malaysian institutions has suddenly eased and Company believes more such financing can be forthcoming. However, no assurance can be given that such financing will be successfully obtained on acceptable terms.

The Company continues with its additional plans for further internal manufacturing expansion to meet customer demand, new strategic acquisition and joint venture investments and the provision of associated working capital. As one of its steps to meet such cash needs and to minimize debt obligations, the Company is exploring various equity sales and private placements routes. Although discussions are in process for such sales, no assurance that such funds will become available and if so, that it will be sufficient and on acceptable terms to satisfy andy specific requirements.

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


EFFECTS OF FOREIGN CURRENCY FLUCTUATIONS
----------------------------------------

The Company's foreign operations are subject to risks related to fluctuations in foreign currency exchange rates. During this quarter, the foreign currency exchange gain was $38,661, considered nominal, and thus, in effect did not impact operational results.

Management believes that for fiscal year 2000, two factors will continue to keep its foreign currency exchange losses extremely low; Malaysian and Chinese exchange rates are fixed relative to the U.S. Dollar and, outside of these prime Company operating areas, the Company deals in U.S. Dollars almost exclusively. As a by-product, a number of economists believe that such predictable policies such as pegging exchange rates yields a key element of financial stability.

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

The Company's exposure to foreign exchange rates fluctuations results from wholly-owned subsidiary operations in Malaysia and China and from the Company's share of the earnings of these operations, which are denominated in other currencies.

IMPACT OF INFLATION
-------------------

Although it is difficult to predict the impact of inflation on costs and revenues of the Company in connection with the Company's products, the Company does not anticipate that inflation will materially impact its costs of operation or the profitability of its products during fiscal year 2000.


FORWARD LOOKING STATEMENTS

This "Management's Discussion and Analysis or Plan of Operation" contains statements which are not historical facts and are forward-looking statements which reflect management's expectations, estimates and assumptions. Such statements are based on information available at the time this Form 10-QSB was prepared and involve risks and uncertainties that could cause future results, performance and achievements of the company to differ significantly from projected results. Factors that could cause actual future results to differ materially include among others, the risks of doing business in Malaysia, China and Southeast Asia in general, including, without limitation, economic and political conditions, foreign currency translation risks, tariffs and other foreign trade policies and dependence on inexpensive labor in such countries, partial dependence on the semiconductor and telecommunication manufacturing industries, availability of raw materials intense competition and technological obsolescence. The Company assumes no obligation to update such forward-looking statements, if any, at any time.

                                  SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                SETO HOLDINGS, INC.
                                                -----------------------------
                                                      (Registrant)

                                                By /s/ Eugene J. Pian
                                                -----------------------------
                                                Eugene J. Pian, President

                                                Date:  September 14, 2000

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                                /s/ Eugene J. Pian
                                                -----------------------------
                                                Eugene J. Pian
                                                Director

                                                Date:  September 14, 2000

                                                /s/ Craig A. Pian
                                                -----------------------------
                                                Craig A. Pian
                                                Director

                                                Date:  September 14, 2000


                                                /s/ Francine Pian
                                                -----------------------------
                                                Francine Pian
                                                Director

                                                Date:  September 14, 2000

                                                /s/ Tan Hun Chin
                                                -----------------------------
                                                Tan Hun Chin
                                                Director

                                                Date:  September 14, 2000