Form 10QSB
period 2000-10-31
SETO HOLDINGS INC
filed 2000-12-15
CIK 794998

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 10-QSB

          (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended October 31, 2000
                                             -----------------

                                       or

          ( ) Transition Report Pursuant to Section 13 or 15(d) of the
              Securities Exchange Act of 1939

              For the transition period from              to
                                             ------------    ------------


Commission File Number:  33-5820-LA
                         ----------


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


             554 North State Road, Briarcliff Manor, New York 10510
             -------------------------------------------------------

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

                                                 YES  X   NO
                                                     ---     ---

Indicate the number of Shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.


             Class                       Outstanding at October 31, 2000
------------------------------           -------------------------------
Common Stock, par value $.001
 per share                                         19,631,600

                                      INDEX


Part I.   Financial Information


     Item 1. Consolidated financial statements:

          Balance sheet as of October 31, 2000                        F-2

          Statement of income for the nine and three months
            October 31, 2000 and 1999                                 F-3

          Statement of comprehensive income for the nine and
            three months ended October 31, 2000 and 1999              F-4

          Statement of cash flows for the nine months ended
            October 31, 2000 and 1999                                 F-5

          Notes to consolidated financial statements               F-6 - F-12


     Item 2. Management's discussion and analysis of financial condition


Part II.  Other information

Signatures

                      SETO HOLDINGS, INC. AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEET - OCTOBER 31, 2000



                                     ASSETS


Current assets:
  Cash                                                            $   634,233
  Accounts receivable, less allowance
   for doubtful accounts of $17,972                                 5,537,412
  Inventory                                                         2,596,552
  Prepaid expenses and other assets                                   603,337
  Deferred tax asset, current portion                                 114,209
                                                                  -----------
    Total current assets                                            9,485,743
                                                                  -----------
Property and equipment                                              4,900,750
                                                                  -----------
Other assets:
   Goodwill, net of amortization                                    2,106,948
   Security deposits                                                  150,853
   Deferred tax asset, net of current portion                         228,417
                                                                  -----------
                                                                    2,486,218
                                                                  -----------
                                                                  $16,872,711
                                                                  ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
  Current portion of long-term debt                               $   128,911
  Notes payable                                                     3,751,283
  Accounts payable                                                  2,974,689
  Accrued expenses                                                  1,428,937
                                                                  -----------
    Total current liabilities                                       8,283,820
                                                                  -----------
Long-term debt, net of current portion                                522,838
                                                                  -----------
Deferred lease liability                                               15,000
                                                                  -----------
Deferred income taxes payable                                         130,823
                                                                  -----------
Commitments and contingencies

Shareholders' equity:
  Common stock par value $.001; 100,000,000
   shares authorized; 19,661,000 shares issued                         19,661
  Additional paid in capital                                        9,095,820
  Currency translation adjustment                                (    219,119)
  Retained earnings (deficit)                                    (    967,106)
                                                                  -----------
                                                                    7,929,256
  Less common shares held in treasury, 29,400
   shares at cost                                                (      9,026)
                                                                  -----------
  Total shareholder's equity                                        7,920,230
                                                                  -----------
                                                                  $16,872,711
                                                                  ===========




                 See notes to consolidated financial statements.
                                                                             F-2

                      SETO HOLDINGS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME

              NINE AND THREE MONTHS ENDED OCTOBER 31, 2000 AND 1999




                                                    Nine Months ended                     Three Months Ended
                                                        October 31                            October, 31
                                                  2000              1999                2000               1999
                                              -----------        -----------         ----------         -----------

Net sales                                     $22,796,000        $ 2,482,794         $9,706,151          $  720,949

Cost of sales                                  20,092,285          1,268,536          8,810,888             397,471
                                              -----------        -----------         ----------         -----------

Gross profit                                    2,703,715          1,214,258            895,263             323,478

Selling, general and
 administrative expenses                        2,057,134          1,166,926            760,864             404,433
                                              -----------        -----------         ----------          ----------

Income from operations                            646,581             47,332            134,399         (    80,955)
                                               ----------        -----------         ----------          ----------

Other income (expenses):
  Interest income                                   1,133                                 1,133
  Interest expense                           (    331,625)      (     79,557)       (   130,528)        (    34,926)
  Loss on Foreign
   currency exchange                                2,079       (        242)               916                 554
                                              -----------        -----------          ----------         ----------

                                             (    328,413)      (     79,799)       (   128,479)        (    34,372)
                                              -----------        -----------         ----------          ----------


Income before income taxes
 (benefit)                                        318,168       (     32,467)             5,920         (   115,327)

Income taxes (benefit)                       (      7,500)      (      6,553)       (    24,471)
                                              -----------        -----------         ----------          ----------


Net income (loss)                             $   325,668       ($    25,914)        $   30,391         ($  115,327)
                                              ===========        ===========         ==========          ==========


Earnings per share
 information:
  Basic                                              0.02        $      0.00         $     0.00         ($     0.01)
                                               ==========        ===========         ==========          ==========

  Diluted                                            0.01        $      0.00         $     0.00         ($     0.00)
                                               ==========        ===========         ==========          ==========



                 See notes to consolidated financial statements.

                      SETO HOLDINGS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

              NINE AND THREE MONTHS ENDED OCTOBER 31, 2000 AND 1999





                                                                   Nine Months                          Three Months
                                                                      ended                                 ended
                                                                    October 31,                           October 31,
                                                              2000               1999               2000              1999

                                                            --------            -------            -------          --------

Net income                                                  $325,668          ($25,914)            $30,391         ($115,327)

Other comprehensive income, net of tax:
   Foreign currency
    translation adjustment                                    20,144                              ( 24,384)
                                                            --------            -------            -------          --------

Comprehensive income                                        $345,812          ($25,914)            $ 6,007         ($115,327)
                                                            ========           =======             =======          ========






                 See notes to consolidated financial statements.
                                                                             F-4

                      SETO HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                   NINE MONTHS ENDED OCTOBER 31, 2000 AND 1999




                                                                                           2000                 1999
                                                                                           ----                 ----

Operating activities:
  Net income (loss)                                                                    $  325,668          ($ 25,914)
  Adjustments to reconcile net income to cash
   provided by operating activities:
     Depreciation and amortization                                                        490,813             58,414
     Compensatory stock issued                                                                                43,300
     Changes in other operating assets and
      liabilities:
        Accounts receivable                                                           ( 2,022,453)         ( 122,165)
        Inventories                                                                   (   193,759)         ( 117,087)
        Prepaid expenses and other current assets                                     (   173,138)            21,077
        Deferred tax assets                                                           (     7,500)         (  11,126)
        Other assets                                                                  (   111,508)             4,512
        Accounts payable and accrued expenses                                           1,428,642            209,947
        Deferred lease liability                                                            4,500              4,500
                                                                                       ----------           --------

        Net cash provided by (used in)
         operating activities                                                         (   258,735)            65,458
                                                                                       ----------           --------

Investing activities:
  Purchase of property and equipment                                                  ( 1,082,912)         (  94,350)
                                                                                       ----------           --------

        Net cash used in investing activities                                         ( 1,082,912)         (  94,350)
                                                                                       ----------           --------

Financing activities:
  Proceeds from issuance of common stock                                                  945,287             80,000
  Proceeds from financing                                                               1,385,234            281,890
  Payment of debt                                                                     (   697,869)         ( 337,801)
                                                                                       ----------           --------

        Net cash provided by financing activities                                       1,632,652             24,089
                                                                                       ----------           --------

Effect of exchange rate changes on cash                                               (    20,144)         (   7,845)
                                                                                       ----------           --------

Net increase (decrease) in cash                                                           270,861          (  12,648)

Cash, beginning of period                                                                 363,372             66,052
                                                                                       ----------           --------

Cash, end of period                                                                    $  634,233           $ 53,404
                                                                                       ==========           ========





                 See notes to consolidated financial statements.
                                                                             F-5

                      SETO HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three months ended is not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended January 31, 2000 included in its Annual Report filed on Form 10- KSB.

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

4.   Property and equipment:

     Major classifications of property and equipment are as follows:

          Buildings                                       $  967,280
          Leasehold improvements                              83,934
          Manufacturing equipment                          6,033,045
          Office equipment                                   643,942
          Transportation equipment                           194,343
                                                          ----------
                                                           7,922,544
          Less accumulated depreciation                    3,021,794
                                                          ----------
                                                          $4,900,750
                                                          ==========

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

        October 31, 2001                                          $ 60,000
        October 31, 2002                                            60,000
        October 31, 2003                                            63,000
        October 31, 2004                                            66,000
        October 31, 2005                                            66,000
        Thereafter                                                 525,000
                                                                  --------
                                                                  $840,000
                                                                  ========

     Rent expense amounted to $36,477 and $36,158 for the nine months ended October 31, 2000 and 1999, respectively.

6.   Notes payable and long-term debt:

     The Company had an outstanding line of credit with a financial institution in the amount of $1,000,000. The line of credit carries interest at an annual rate of 2.9% plus the 30 day dealer commercial paper rate with an initial expiration date of April 30, 2001. As of October 31, 2000, the Company had utilized $958,477 of the line of credit. The loan is secured by the personal guarantee of the Company's president and the assets of Seto Holdings, Inc.

     Long-term debt of the domestic companies consists of the following:

                                                   Balance
                                                  October 31,
                                       Rate          2000              Maturity
                                       ----       -----------          --------
       Equipment loan     (a)           15%         $ 52,940              2004
       Automobile loan    (b)           13%           12,111              2004
       Shareholder        (c)           10%           30,803              2002
       Shareholder        (c)           15%          111,196              2004
       Shareholder        (c)           10%           51,027              2002
                                                    --------
                                                     258,077
       Less current portion                          128,911
                                                    --------
                                                    $129,166
                                                    ========

     (a) The note is payable in monthly installments of $1,607, including interest. Equipment which cost $57,426 is pledged as collateral.

     (b) The note is payable in monthly installments of $355, including interest. Automotive equipment which costs $26,085 is pledged as collateral.

     (c) The notes are payable to shareholders in monthly amounts aggregating $12,417, including interest.

     The maturities of these loans are as follows:

                October 31, 2001                                     $128,911
                October 31, 2002                                       77,796
                October 31, 2003                                       38,294
                October 31, 2004                                       13,076
                                                                     --------
                                                                     $258,077
                                                                     ========

                      SETO HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





6.   Notes payable and long-term debt (continued):

     Notes payable and long-term debt of the foreign subsidiaries consist of the following:

          Fimas:
             Notes payable:
                ECR                                             $1,865,318
                Capital leases, current portion                     87,668
                                                                ----------
                                                                $1,952,986
                                                                ==========
             Long-term debt:
                Fixed loan                                      $  325,585
                Capital lease                                      309,389
                                                                ----------
                                                                $  634,974
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

          DTI:
             Capitalized lease                                  $   40,226
                                                                   =======

             Due to directors                                   $   54,350
                                                                   =======

7.   Income taxes:

     Provision for income taxes (benefit) for the nine months ended October 31:

                                               2000               1999
                                               ----               ----
     Domestic:
       Current                              $ 8,500            $  4,573
       Deferred                            ( 16,000)          (  11,126)
                                            -------            --------

       Total (benefit) expense             ($ 7,500)          ($  6,553)
                                            =======            ========

                      SETO HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



7.   Income taxes (continued):

     A reconciliation of the income tax provision at the federal statutory rate to the income tax provision at the effective tax rate is as follows:

                                                            2000          1999
                                                            ----          ----
      Income tax computed at the domestic
       federal statutory rates                           $ 4,500       $12,047
      State tax (net of federal benefit)                   4,000         7,000
      Foreign income tax                                              (  8,700)
      Reduction in valuation allowance                  ( 16,000)     ( 16,900)
                                                         -------       -------
        Net income tax expense (benefit)                ($ 7,500)     ($ 6,553)
                                                         =======       =======


      The components of deferred tax assets and liabilities consist of the following:

         Deferred tax asset:

               Net operating loss carryforward                    $475,000
                                                                  --------
                     Total deferred tax asset                      475,000

                     Valuation allowance                           132,374
                                                                  --------
                                                                  $342,626
                                                                  ========

     The Company has a net operating loss carry forward of approximately $1,600,000 for federal and state purposes which will expire in 2008.


8.  Employment and consulting agreements:

     Employment agreements:

     On May 1, 1996, the Company entered into employment agreements with its President and Vice President. The term of the agreements covers a five year period expiring April 30, 2003. Compensation is set at a base of $100,000 and $75,000 for the President and Vice President, respectively, with each getting a bonus of 5% of the increase in Seto Holdings, Inc./East Coast Sales consolidated net income over the net income from the previous years. Each employee also received 1,000,000 stock options at $.25, 1,000,000 stock options at $.10 and 500,000 stock options at $.50. The options were not part of the 1997 Non-statutory Stock Option Plan effectuated March 25, 1997. As of October 31, 2000, none of these options had been exercised.

                      SETO HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




8.   Employment and consulting agreements (continued):

     Employment agreements (continued):

     On July 15, 1998, the Company entered into an employment agreement with the acting secretary of the Company. The term of the agreement covers a five year period expiring July 15, 2003. Compensation is set at a base of $55,000 with a bonus of 2% of any increase in Seto Holdings, Inc./East Coast Sales consolidated net income over the net income from the previous years. The employee also received 500,000 stock options exercisable at $.50 per share, none of which have been exercised as of October 31, 2000. These options were not part of the 1997 non-statutory stock option Plan effectuated March 25, 1997.

     Consulting agreements:

     On February 9, 1998, the Company entered into a consulting agreement for the period February 9, 1998 to December 31, 1998, subsequently extended to December 2000 for strategic planning, corporate planning, merger and acquisition and divestiture advice. In consideration for the consulting services, the Company granted an option to the consultant to purchase 600,000 shares of common stock at a price of $.50 per share for a period of two years commencing four months from the date of signing. This option was reduced to 300,000 shares at $.25 per share. All options under this agreement were exercised as of October 31, 2000. The shares underlying these options were issued pursuant to the Company's 1997 non- statutory Stock Option Plan.


9.   Computation of earnings per share:

                                                     Nine months ended                  Three months ended
                                                         October 31,                        October 31,
                                                  2000               1999              2000             1999
                                               ----------         ----------        ----------       ----------

      Weighted average number
       of common shares
       outstanding                             19,305,105         10,915,565        19,631,600       11,207,245


      Assumed conversion of
       stock options                            6,092,428          6,238,025         6,150,000        6,260,000
                                               ----------         ----------        ----------       ----------


      Weighted average number
       of common shares
       outstanding                             25,397,533         17,153,590        25,781,600       17,467,245
                                               ==========         ==========        ==========       ==========

                      SETO HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  Principal products and segmentation of sales:

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

     Financial information relating to the principal industry segments and classes of products:


                                            October 31,          October 31,
                                                2000                 1999
                                                ----                 ----
    Sales to customers:
     Industry A:
        Ceramics                             $ 1,001,338          $  934,300
     Industry B:
        Diamond tools                            537,962             509,715
     Industry C:
        Cellular batteries                       623,887             872,174
     Industry D:
        Rechargeable batteries                 2,048,244
     Industry E:
        Consumer electronics                  18,414,032
     Miscellaneous                               170,537             166,605
                                             -----------          ----------

                                             $22,796,000          $2,482,794
                                             ===========          ==========


  Operating profit or loss:
     Industry A                              $   212,282          $  225,439
     Industry B                             (    168,973)        (   189,332)
     Industry C                             (     36,837)             65,649
     Industry D                                  254,662
     Industry E                                  513,180
     Miscellaneous                          (    127,733)        (    54,424)
                                             -----------          ----------

                                             $   646,581          $   47,332
                                             ===========          ==========


  Identifiable assets:
     Industry A                              $   611,805          $  422,080
     Industry B                                1,831,854           1,308,180
     Industry C                                  551,856             558,073
     Industry D                                  982,154
     Industry E                               10,403,974
     Miscellaneous                               232,240             407,864
                                             -----------          ----------

                                             $14,613,883          $2,696,197
                                             ===========          ==========

                      SETO HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




10.  Principal products and segmentation of sales (continued):

     Foreign and domestic operations and export sales:

                                                                 October 31,           October31,
                                                                    2000                  1999
                                                                    ----                  ----

    Sales to customers:
       United States                                             $ 2,279,600          $1,505,070
       Far East                                                   20,060,480             447,399
       Canada                                                        455,920             530,325
                                                                 -----------          ----------

                                                                 $22,796,000          $2,482,794
                                                                 ===========          ==========

    Operating profit:
       United States                                             $    64,658          $   28,693
       Far East                                                      568,991               8,529
       Canada                                                         12,932              10,110
                                                                 -----------          ----------

                                                                 $   646,581          $   47,332
                                                                 ===========          ==========

    Identifiable assets:
       United States                                             $ 1,315,249          $1,634,435
       Far East                                                   13,152,495             485,855
       Canada                                                        146,139             575,908
                                                                 -----------          ----------

                                                                 $14,613,883          $2,696,198
                                                                 ===========          ==========

11.  Supplemental cash flow information:

                                                                     2000                1999
                                                                     ----                ----


 Interest paid during the period                                 $   420,441          $   79,557
                                                                 ===========          ==========
 Income taxes paid during the period                             $         0          $        0
                                                                 ===========          ==========

 Supplemental schedule of non-cash investing and financing activities:

     Conversion of accrued interest to term
      loans                                                                           $  234,590
                                                                                      ==========
     Issuance of common shares for consulting
      contract                                                   $   220,600
                                                                 ===========
     Purchase of property and equipment
      on installment financing                                   $    70,611
                                                                 ===========

MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
--------------------------------------------------------

GENERAL
-------

During the quarter ended October 31, 2000 and for the nine months ended October 31, 2000, as has been the case following the Company's acquisitions of Fimas Sdn Bhd and Hong Kong Batteries Industries, Ltd. in November 1999, the Company's net sales were primarily derived from its Far East operations (Malaysia and China), 95.3% and 94.1% respectively. Essentially all of the Far East revenues were from Subsidiaries with sales in the Consumer Products Sector. With Management's current decision to emphasize telecommunications, internet and electronic products manufacturing and the Joint Ventures and Alliances in that part of the world involving the same product sector, this regional trend is established, firm, and will continue.

High Tech Industrial Products to Industry contributed 7.3% of the Company's net sales in the quarter ended October 31, 2000 and 8.5% for the nine months ended October 31, 2000. These products were major contributors in the past to the total revenue stream, but will now play a reduced role from the standpoint of sales value while still progressively increasing their sales volumes, in particular resin dicing blades and ceramic manufacturing services.

Comparing the results of continuing operations only during the quarter and the nine months ended October 31, 2000, the Company experienced its highest quarterly and nine month net sales of $9,706,151 and $22,796,000 respectively. For the nine month period the income from operations of $646,581 and net income of $325,668 were the highest compared to comparable periods. As of October 31, 2000, the Company achieved its greatest net worth at $7,920,230.

With so much of its revenue derived from the Far East/Pacific Rim, more specifically Malaysia and China, economic and political conditions in that geographic area are of a major interest to the Company. Management believes that regional conditions and circumstances will have no material adverse effect on its operations during the current fiscal year. Along these lines, the Company points out:

     1. The Asia Pacific Economic Cooperation (APEC) regional group launched an Information Technology Agreement which will eliminate tariffs on computers, semiconductors and related equipment. The Company's emphasis in that part of the world is now in the telecommunications industry so that the latter step is helpful.

     2. The Association of Southeast Asian Nations (ASEAN) is set to sign a free trade pact that aims to eliminate duties on information technology goods which the Company believes will positively impact Malaysia and China.

     3. Asia-Pacific alone has 155 million mobile phone subscribers, more than any other region in the world. China has a fast growing market of 62 million mobile phone users. East Asia is betting on wireless internet appliances. As a result, Management feels it is in the right place at the right time.

     4. The Chinese Government has initiated a number of significant privatization and foreign ownership steps very recently which may be beneficial to the Company.

     5. Malaysia's economy continues to grow and attract renewed foreign investments. China anticipates becoming a member of the World Trade Organization (WTO) and, thus, a leveling of the playing field in that country will result.

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

Management believes its financial condition remains healthy. As of October 31, 2000, both total assets at $16,872,711 and total current assets at $9,485,743 increased over the previous quarter ended July 31, 2000 by 1.5% and 5.8% respectively. The cash position increased by 13.5% to $634,233 while the combination of accounts receivable and inventory increased by 5.8% over the previous quarter. At the same time, total current liabilities increased by 8.6% as a partial offsetting factor to the latter. Long-term debt decreased by 46.4% to $522,838 substituted by an increase in notes payable of 82.2%. Management stated that it was very comfortable with all of these factors noting that the aforementioned quarterly and nine month net sales records were the prime explanation for the specific financial ratio results.

As of December 2000, the Company had a backlog of about $8 million approximating the current quarter's total net sales. Management projects that the net sales trend will continue as a result and that net sales for the fiscal year ending January 31, 2001 will exceed a record level in excess of $30 million.

RESULTS OF OPERATIONS
---------------------

It should be pointed out that two of the Company's acquisitions, Hong Kong Batteries Industries, Ltd ("HKBIL") and Fimas Sdn Bhd ("Fimas") were not part of SETO during the quarter and the nine months ending October 31, 1999. For those two comparative time periods during the quarter and nine months ending October 31, 2000, the two Subsidiaries operating results were as follows:

                                           Quarter Ending    Nine Months Ending
                                                10/31/00          10/31/00
                                           ---------------   -------------------
FIMAS

         Net Sales                         $8,022,414           $18,414,032
         % of Total SETO Sales                  82.7%                 80.7%
         Gross Profit Margin                     4.1%                  5.3%
         Income from Operations              $166,771              $513,180
HKBIL

         Net Sales                           $874,561            $2,048,244
         % of Total SETO Sales                   9.0%                  9.0%
         Gross Profit Margin                    17.3%                 22.0%
         Income from Operations               $63,264              $254,662

The table above reveals that Fimas and HKBIL together contributed 91.7% of the total SETO net sales in the quarter ending October 31, 2000 and 89.7% of the total SETO net sales in the nine months ending October 31, 2000. Their contributions and their financial factors, therefore, significantly affected operating results.

In comparing the third quarter ending October 31, 2000 to the previous quarter ending July 31, 2000, sales increased by 24.4%, gross profit increased by 6.2% and net income increased by 15.6%.

THIRD QUARTER 2000 COMPARED TO THIRD QUARTER 1999
-------------------------------------------------

For the Third Quarter ended October 31, 2000 compared to the corresponding quarter in the previous year, the Company's net sales increased over 12 times from $720,949 to $9,706,151, as previously stated the highest quarterly sales from continuing operations; and income from operations increased from a loss to $134,399. Net income for the third quarter ended October 31, 2000 was $30,391 compared to a loss for the third quarter ended October 31, 1999.

NINE MONTHS ENDED OCTOBER 31, 2000 COMPARED TO NINE MONTHS ENDED OCTOBER 31,
----------------------------------------------------------------------------
1999
----

For the nine months ended October 31, 2000 compared to the nine months ended October 31, 1999 sales of $22,796,000, as previously indicated the highest from continuing operations for that fiscal time period, increased over 8 times. Net income for the nine months ended October 31, 2000 was $325,668, also previously indicated to be the highest from continuing operations for that fiscal time period, compared to a loss for the nine months ended October 31, 1999.

ANALYSIS
--------

With Fimas and HKBIL and their product lines now an integral and substantial part of SETO, their operating ratios are critical to overall Company results. In particular, they have affected the overall gross profit margin: in the third quarter ended October 31, 2000 compared to the comparable quarter in 1999, gross profit margins decreased to 9.2% from 44.9%; and for the nine months ended October 31, 2000 compared to the previous year's comparable period, gross profit margins decreased to 11.9% from 48.9%. Management stated that this change is not a surprise and reflects the new array of subsidiaries and their product lines. However, Management explained that the Company has gone through a transition and has now concluded the satisfactory absorption of the new subsidiaries into the Company's corporate structure. The Company has put in place certain administrative and cost reduction controls and anticipates noticeable improvements in cost of sales no later that next year's first fiscal quarter.

With selling, general and administrative expense stabilized at less that 10% of net sales compared to the approximately 50% of the comparable period in 1999, Management is evaluating ways to reduce the remaining major cost item, interest expense. For the nine months ended October 31, 2000 compared to the nine months ended July 31, 1999 net interest expense increased to $331,625 from $77,557. Although no assurance can be given that such steps will be successful, as explained in the Liquidity and Capital Resource section, the company is hoping to continue the sale of restricted stock to investors and exploring various other equity sales opportunities as a means of paying down debt.

For the remainder of this fiscal year, Management anticipates improvements in its ceramics and telecommunication products lines which will contribute significantly to the earlier mentioned fiscal year-end sales record level in excess of $30 million.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At October 31, 2000, the Company had current assets of $9,485,743, inclusive of $634,233 of unrestricted cash, and current liabilities of $8,283,820 yielding a current ratio of 1.15; 1 or approximately the same as that of the previous quarter ended July 31, 2000. Management believes this measure of a Company's ability to meet its current obligations still reflects positively on the Company's financial standing and points to its recent successful increase in financing as indicative of that (see below).

During the quarter just ended, the Company was permitted to draw down further on its line of credit with Merrill Lynch Business Financial Services. On the other hand, lending limitations from Malaysian institutions which had eased to a degree have now become more restrictive. Therefore, Management feels that its current need for additional dicing saws and associated inspection equipment with an estimated value of $150,000 will either be lease financed, internally financed or require a new credit arrangement from the U.S. Further, the Company continues to believe it will make other strategic acquisitions over time requiring financing. For these purposes, Management continues to seek equity sales and private placements. Although discussions are in process for such sales and additional sources will be explored, there is no assurance that such funds will become available and if so, that it will be sufficient and on acceptable terms to satisfy specific requirements.

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

EFFECTS OF FOREIGN CURRENCY FLUCTUATIONS
----------------------------------------

The Company's foreign operations are subject to risks related to fluctuations in foreign currency exchange rates. During this quarter, the foreign currency exchange gain was $916 and the nine month gain was $2079, both very nominal, and thus in effect neither impacted operational results.

Management believes that for fiscal year 2000, two factors will continue to keep its foreign currency exchange losses, if any, extremely low; Malaysian and Chinese exchange rates are fixed relative to the U.S. Dollar and, outside of these prime Company operating areas, the Company deals in U.S. Dollars almost exclusively. As a by-product, a number of economists believe that such predictable policies such as pegging exchange rates yields a key element of financial stability.

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

IMPACT OF INFLATION
-------------------

Although, it is difficult to predict the impact of inflation on costs and revenues of the Company in connection with the Company's products, the Company does not anticipate that inflation will materially impact its costs of operation or the profitability of its products during fiscal year 2000.

FORWARD LOOKING STATEMENTS
--------------------------

This "Management's Discussion and Analysis or Plan of Operation" contains statements which are not historical facts and are forward-looking statements which reflect management's expectations, estimates and assumptions. Such statements are based on information available at the time this Form 10-QSB was prepared and involve risks and uncertainties that could cause future results, performance and achievements of the company to differ significantly from projected results. Factors that could cause actual future results to differ materially include among others, the risks of doing business in Malaysia, China and Southeast Asia in general, including, without limitation, economic and political conditions, foreign currency translation risks, tariffs and other foreign trade policies and dependence on inexpensive labor in such countries, partial dependence on the semiconductor and telecommunication manufacturing industries, availability of raw materials, intense competition and technological obsolescence. The Company assumes no obligation to update such forward-looking statements, if any, at any time.

                                                    SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                SETO HOLDINGS, INC.
                                                -------------------------------
                                                  (Registrant)

                                                By /s/ Eugene J. Pian
                                                -------------------------------
                                                Eugene J. Pian, President

                                                Date:  December 15, 2000

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

                                                /s/ Eugene J. Pian
                                                -------------------------------
                                                Eugene J. Pian
                                                Director

                                                Date:  December 15, 2000

                                                /s/ Craig A. Pian
                                                -------------------------------
                                                Craig A. Pian
                                                Director

                                                Date:  December 15, 2000

                                                /s/ Francine Pian
                                                -------------------------------
                                                Francine Pian
                                                Director

                                                Date:  December 15, 2000

                                                /s/ Tan Hun Chin
                                                -------------------------------
                                                Tan Hun Chin
                                                Director

                                                Date:  December 15, 2000