Form 10KSB40
period 2001-01-31
SETO HOLDINGS INC
filed 2001-04-30
CIK 794998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

      (Mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number 33-5820-LA

SETO HOLDINGS, INC.

(Name of small business issuer in its charter)

Nevada	77-00882545

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

554 North State Road Briarcliff Manor, New York	10510

(Address of principal executive offices)	Zip Code

Issuer’s telephone number (914) 923-5000

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

N/A	N/A

Securities registered under Section 12(g) of the Exchange Act:

N/A

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer’s revenues for its most recent fiscal year. $ 5,653,289 State the aggregate market value of the voting stock held by non affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $3,369,203 as of April 24, 2001.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 15,281,601 shares of Common Stock, $.001 par value, outstanding as of April 24, 2001.

DOCUMENTS INCORPORATED BY REFERENCE — None

PART I

Item 1. Description of Business.

General

      With the January 31, 2001, sale of Fimas Sdn Bhd. (“Fimas”), SETO Holdings, Inc. (formerly Semicon Tools, Inc.) (the “Company”), a Nevada corporation, re-adjusted its business by disposing of its consumer electronics manufacturing operations because of its low gross profit margins, increasing losses and high working capital requirements. The Company now principally (1) manufactures and sells cellular telephone batteries and other rechargeable batteries for power tools, toys and other uses (2) fabricates and distributes industrial ceramic products and (3) manufactures and sells small industrial diamond cutting tools. Approximately 66% of the Company’s revenues are generated in Malaysia and other parts of Asia.

Business Development over the Past Three Years

      Until mid-1998, the Company principally(a) distributed and fabricated on a “value-added” basis industrial ceramic products, and (b) sold small, disposable precision diamond cutting tools, which include diamond-coated nickel dicing blades (which are components of precision electronic saws) and diamond scribes, both of which are used to cut integrated circuits, and diamond dressers which are used to shape grinding wheels in machine shops. These products are marketed to the microelectronics and semiconductor industries primarily for use in the manufacture of electronic components and devices. The Company’s customers for these products consist of hundreds of Fortune 1000 companies such as IBM, National Semiconductor, Motorola and General Motors. Since June 1996, the Company’s dicing blades have been manufactured in Malaysia. Its other cutting tools and ceramics have been made and fabricated, respectively, at its facility in New York.

      On November 26, 1997, the Company acquired all of the issued and outstanding capital stock of Teik Tatt Holding Co. (1979) Sdn. Bhd. (“TTH”), a Malaysian corporation which principally manufactured rubber bands and plastic rope and recycled scrap non-ferrous metals, in exchange for 10,000,000 shares of Common Stock, which resulted in a change-in-control of the Company. On September 15, 1998 the Company reversed its acquisition of TTH by selling all of the issued and outstanding capital stock of TTH to Tan Khay Swee, the former owner of TTH, in exchange for 10,000,000 shares of the Company’s Common Stock, the amount of the original purchase price. The following discussion of the Company’s business and operating results does not take into account the operations of TTH.

      On June 30, 1998, the Company issued 100,000 shares of Common Stock to acquire all of the issued and outstanding shares of Fuji Fabrication Sdn. Bhd. (“Fuji”), a Malaysian company which principally designs, manufactures and distributes cellular telephone and other rechargeable batteries.

      On November 19, 1999, the Company acquired all of the issued and outstanding capital stock of Hong Kong Batteries Industries Ltd. (“HKbiL”), a Hong Kong manufacturer and distributor of electronic components and batteries, in exchange for 1,500,000 shares of the Company’s Common Stock. In January 2001, the parties mutually agreed to reduce the purchase price by

100,000 shares, which shares were returned to the Company and cancelled. In March 2001, the Company issued to the former shareholders of HKbiL an additional 500,000 shares because it generated a certain amount of post acquisition net income.

      On November 27, 1999, the Company issued 5,000,000 shares of its Company’s Common Stock to acquire all of the issued and outstanding capital stock of Fimas Sdn Bhd. (“Fimas”), a Malaysian holding corporation with facilities in Malaysia and Suzhou, China, to manufacture electronic consumer products such as DVD players, CD-Rom drives, home theater systems, CD players and a wireless computer mouse. On January 31, 2001, the Company sold Fimas back to its former owners in exchange for the 5,000,000 shares of Common Stock the Company originally issued to acquire Fimas. The Company decided to dispose of Fimas because of its low gross profit margins, increasing losses and high working capital requirements.

      On December 6, 1999, the Company entered into a joint venture with International Bearing Networks, LLC (“IBN”) a privately owned company in California, to manufacture and supply a new diamond dicing blade developed by IBN which is manufactured using a proprietary process called Diamond Life™. This venture ended in June 2000.

      The acquisition of HKBI marked the beginning of the Company’s emphasis on the design, manufacturing, marketing and distribution of products for the telecommunications industry.

Forward-Looking Statements

      THIS ANNUAL REPORT ON FORM 10-KSB, INCLUDING WITHOUT LIMITATION ITEM 6, MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, CONTAINS STATEMENTS WHICH ARE NOT HISTORICAL FACTS AND ARE FORWARD-LOOKING STATEMENTS WHICH REFLECT MANAGEMENT’S EXPECTATIONS, ESTIMATES AND ASSUMPTIONS. SUCH STATEMENTS ARE BASED ON INFORMATION AVAILABLE AT THE TIME THIS FORM 10K-SB WAS PREPARED AND INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO DIFFER SIGNIFICANTLY FROM PROJECTED RESULTS. FACTORS THAT COULD CAUSE ACTUAL FUTURE RESULTS TO DIFFER MATERIALLY INCLUDE, AMONG OTHERS, THE RISKS OF DOING BUSINESS IN MALAYSIA AND SOUTHEAST ASIA, INCLUDING, WITHOUT LIMITATION, ECONOMIC AND POLITICAL CONDITIONS, FOREIGN CURRENCY TRANSLATION RISKS, TARIFFS AND OTHER FOREIGN TRADE POLICIES AND DEPENDENCE ON INEXPENSIVE LABOR IN SUCH COUNTRIES, PARTIAL DEPENDENCE ON THE SEMICONDUCTOR MANUFACTURING INDUSTRY, AVAILABILITY OF RAW MATERIALS, COMPETITION AND TECHNOLOGICAL OBSOLESCENCE. THE COMPANY ASSUMES NO OBLIGATION TO UPDATE SUCH FORWARD-LOOKING STATEMENTS, IF ANY, AT ANY TIME.

Principal Products

Overview

      The Company principally (1) manufactures and sells cellular telephone and other rechargeable batteries, (2) fabricates and distributes industrial ceramics products and (3) manufactures and sells small industrial diamond cutting tools for industry.

      Excluding discontinued operations, the percentage contributions to the Company’s sales by product line for the fiscal years ended January 31, 2001, 2000 and 1999 are as follows:

	Contribution to Total Sales

	January 31,

Product line	1999	2000	2001

Cellular Telephone Batteries	16%	31%	13%

Other Rechargeable Batteries	—	11	46

Industrial Ceramic Products	55	37	25

Industrial Diamond Cutting Tools	23	17	14

Miscellaneous Products	5	4	2

Cellular Telephone and Other Rechargeable Batteries

      The Company manufactures rechargeable battery packs principally for cellular telephones, power tools, notebook computers, and camcorders. These products are manufactured by the Company in Malaysia and main land China, based on battery designs and modifications engineered by the Company’s research and development team. The Company’s products rely on the availability of an adequate supply of battery cells and components, which the Company purchases from multiple international electronics manufacturers. The Company has joint venture agreements with two third-party suppliers in China to supply batteries to the Company when the Company receives an order that is beyond its manufacturing capacity or is for a product which the Company does not now manufacture. The Company’s products include replacement batteries for such major cellular phone companies as Ericsson, Nokia, Panasonic, NEC and OKI and many custom batteries for OEM and private label customers. The Company currently has an insignificant share of the battery market, which is dominated by the cellular phone manufacturers, such as Motorola, Nokia and Ericsson, and mass retailers such as Radio Shack and Staples. The Company competes principally on the basis of quality, price and availability.

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

Industrial Diamond Cutting Tools

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

      Scribes. Scribes, which have tips made out of gem quality diamonds, are used to cut silicon wafers and perform die and integrated circuit separation. These products, which are assembled in the Company’s facility in Briarcliff Manor, New York, have limited growth potential in this application since the electronics and semiconductor industries have in large part switched from scribing machines to dicing saws for the wafer cutting process. However, diamond scribes are preferred over sawing for cutting certain wafer materials because they provide cleaner separation. They also are preferred for certain low volume applications which do not justify the capital expense of using a dicing saw. The Company occasionally uses subcontractors to set or “lap” the diamonds into the tools.

      Dressers. Dressers are diamond-tipped tools generally used to “dress” or shape abrasive grinding wheels in machine shops. These products, which are assembled in the Company’s facility in Malaysia, are sold by the Company principally to companies such as Black & Decker and Snap On Tools which resell them to third parties. The Company believes that there are multiple foreign suppliers of these dressers.

Miscellaneous Products

      The Company distributes small precision tools such as tweezers, pliers, vacuum pickups and scribes, core drills and sinter blades for ceramic applications. It also distributes cleaning chemicals, inspection gloves and other items used to preserve a contamination-free environment, and they are primarily marketed to IBM and Lucent Technologies.

Raw Materials

      The Company purchases its raw materials and supplies from multiple sources. None of the raw materials and supplies it requires currently are in short supply although factors outside of the Company’s control could adversely impact their future availability.

Backlog

      As of January 31, 2001, the Company had a backlog of orders of approximately $3 million, all of which it expects to ship by June 30, 2001. While such orders may be cancelled or postponed, the Company believes that they are firm and the resulting revenues will be realized.

Competition

      The Company’s operating segments each are intensely competitive. Virtually all competitors have greater financial and personnel resources and greater market recognition than the Company. As a result, these competitors can obtain better payment terms and service from suppliers. Furthermore, the Company faces the possibility of adverse market conditions arising from tariff revisions resulting from changes in foreign trade policies, raw material shortages, technological change, shifting product emphasis among competitors and the entry of new competitors into its markets. The Company believes the principal competitive factors affecting its products are quality, price and availability.

Marketing

      The Company markets its products through joint ventures, account representatives, distributors, telephone solicitations, participation in trade shows, the Internet and advertisements in trade journals.

Manufacturing Facilities

      In Briarcliff, New York, the Company operates a machine shop and a manufacturing facility for resin/diamond dicing blades. The Company leases a facility in Kepala Batas, Penang, Malaysia, equipped to manufacture dicing blades and diamond dressing tools and another facility located in Batu Maung, Penang, Malaysia, where it manufactures rechargeable batteries. The Company also manufactures rechargeable batteries at a facility in Shenzhen, China. See Item 2 below, “Description of Property.”

Government Regulation

      The Company believes its operations and facilities are in compliance with all federal, state and local environmental laws in the United States, Malaysia and China. The Company has not incurred any special or unusual costs to comply with environmental laws or other applicable governmental regulations.

Research and Development

      In the fiscal years ended January 31, 2001 and 2000, the Company spent approximately $75,000 and $350,000, respectively, on its research and development activities.

Employees

      The Company employs approximately 50 full-time employees, of which 20 work in its diamond tools and ceramics facilities and 30 work in its rechargeable battery facilities. It also utilizes outside consultants and part-time workers when required.

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

      In the United States, the Company leases approximately 2,400 square feet of manufacturing and warehouse space and 1,200 square feet of office space in Briarcliff Manor, New York, from Rachrob Realty, LLC, a company owned by Eugene Pian, the President and a principal shareholder of the Company, pursuant to a fifteen (15) year lease which expires on April 30, 2013, with annual base rents, excluding utilities, maintenance and repairs, as follows: Years One to Five — $60,000; Years Six to Ten — $66,000; Years Eleven to Fifteen — $72,000.

Item 3. Legal Proceedings.

      There are no pending material legal proceedings to which the Company is a party or to which any of its property is subject and no such proceedings are known to the Company to be threatened or contemplated by or against it.

Item 4. Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of security holders during the last fiscal quarter covered by this Report.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

      The Company’s Common Stock, $.001 par value, is traded in the over-the-counter market on the OTC Bulletin Board under the symbol “SETO”. Such Stock is not traded or quoted on any automated quotation system.

      The following table sets forth the range of high and low bid information for the Company’s Common Stock for each calendar quarter within the last two fiscal years, and for the first calendar quarter of 2001, as provided by the Pink Sheets LLC and the National Quotation Bureau, Inc. Such quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

2001	Low	High

First quarter	$.74	$.21

2000

First quarter	.38	2.75

Second quarter	1.21	2.00

Third quarter	1.03	1.81

Fourth quarter	.31	1.10

1999

First quarter	.14	1.625

Second quarter	.30	.67

Third quarter	.30	.55

Fourth quarter	.40	.76

Holders

      As of April 24, 2001, there were 328 record holders of the Company’s Common Stock.

Recent Sales of Unregistered Securities

      On July 1, 1998, the Company issued 100,000 shares of its Common Stock pursuant to Section 4(2) of the Securities Act in exchange for all of the issued and outstanding stock of Fuji Fabrication Sdn. Bhd. The shares were issued to Tan Hun Hooi.

      On December 10, 1999, the Company issued 1,500,000 shares of its Common Stock pursuant to Section 4(2) of the Securities Act in exchange for all of the issued and outstanding stock of Hong Kong Batteries Industries, Ltd. The shares were issued as follows: 900,000 shares to To Wai Kwong Tommy and 600,000 shares to Siu Suet Ping. (In January 2001, Mr. Tommy returned 100,000 of his shares to the Company for cancellation.)

      On December 12, 1999, the Company issued 5,000,000 shares of its Common stock pursuant to Section 4(2) of the Securities Act in exchange for all of the issued and outstanding stock of Fimas Sdn Bhd. The shares were issued as follows: 2,475,000 shares to Yap Hun Kok; 825,000 shares to Lim Ah Huat; 825,000 shares to Voon Soo Tuck; 150,000 shares to Voon Su Piang; 150,000 shares to Wang Yunn Ing; 100,000 shares to Tiew Cheow Nan; and 475,000 shares to Fimas Global Sdn Bhd. (On January 31, 2001, the Company sold Fimas back to its former owners in return for such 5,000,000 shares.)

      On January 28, 2000, the Company issued 250,000 shares of its Common Stock to an individual who rendered consulting services to the Company valued at $68,000 in connection with the Company’s acquisition of Fimas The shares were issued pursuant to Section 4(2) of the Securities Act. (In March 2001, the consultant returned 200,000 of these shares to the Company for cancellation.)

      In February 2000, the Company issued 100,000 shares of Common Stock to SCAL Distributors in connection with a distribution agreement, pursuant to Section 4(2) of the Securities Act.

      In March 2000, the Company issued an aggregate of 875,000 shares of Common Stock sold at a price of $.40 per share to three investors, pursuant to Section 4(2) of the Securities Act.

      In March 2000, the Company issued 180,000 shares to GoPublicNow.com, an investor relations company, for services to be rendered, pursuant to Section 4(2) of the Securities Act.

      In April 2000, the Company issued an aggregate of 317,500 shares of Common Stock sold at a price of $1.25 per share to 15 investors, pursuant to Section 4(2) of the Securities Act.

      In March 2001, the Company issued 500,000 shares to the former owners the Company’s Hong Kong Batteries Industries Ltd. subsidiary acquired in November 1999, as additional purchase price based on it having generated a certain amount of post acquisition net income, pursuant to Section 4(2) of the Securities Act.

      In April 2001, the Company issued an aggregate of 500,000 shares to Eugene Pian (250,000 shares), Craig Pian (150,000 shares) and Francine Pian (100,000 shares) for agreeing to extend the term of their employment agreements for an additional five years, pursuant to Section 4(6) of the Securities Act.

Voting and Other Rights

      Holders of Common Stock are entitled to one vote for each share held. There are no preemptive, subscription, conversion or redemption rights pertaining to the Common Stock. Holders of Common Stock are entitled to receive such dividends as may be declared by the Board of Directors out of assets legally available therefore and to share ratably in the assets of the Company available upon liquidation.

      The holders of Common Stock do not have the right to cumulate their votes in the election of directors and, accordingly, the holders of more than 50% of all such shares outstanding can elect all of the directors of the Company.

Dividends

      The Company has not paid cash dividends to date and intends to apply its earnings, if any, for use in its activities. Payment of cash dividends in the future will be wholly dependent upon the Board of Directors and upon the Company’s earnings, financial condition, capital requirements and other factors deemed relevant by them. It is not likely that cash dividends will be paid in the foreseeable future.

      In the event of the acquisition of or merger with a business by the Company, control of the Company and its Board of Directors may pass to others. In that event, the payment of dividends would be wholly dependent upon such persons.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

      THIS “MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION”, CONTAINS STATEMENTS WHICH ARE NOT HISTORICAL FACTS AND ARE FORWARD-LOOKING STATEMENTS WHICH REFLECT MANAGEMENT’S EXPECTATIONS, ESTIMATES AND ASSUMPTIONS. SUCH STATEMENTS ARE BASED ON INFORMATION AVAILABLE AT THE TIME THIS FORM 10K-SB WAS PREPARED AND INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO DIFFER SIGNIFICANTLY FROM PROJECTED RESULTS. FACTORS THAT COULD CAUSE ACTUAL FUTURE

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

MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

The Company effected a major reorganization as of the end of fiscal year 2001 and started fiscal year 2002 restructured with core profitable product lines in place.

Fimas Sdn. Bhd (“Fimas”), a Malaysian subsidiary with plants in China, had been acquired by the Company in November 1999. Its consumer electronic product line became the largest revenue producing arm of the Company having, for the nine months ended October 31, 2000, contributed approximately 80% of total sales ($18,414,032 out of a total of $22,796,000) and for fiscal year 2001 its sales amounted to $24,091,242. However, with a very low gross profit margin of less than 5%, Fimas had begun to incur losses. Management also became concerned that the subsidiary would not overcome its inefficient contract manufacturing and mode of operation as concerned to its fabrication of electronic and telecommunications product lines.

On January 31, 2001, coincident with the end of Fiscal Year 2001, the Company disassociated itself from Fimas by selling the subsidiary to the former owners for the original price; namely: 5 million shares of the common stock of SETO Holdings, Inc. (“SETO”). The reverse sale and its terms were mutually agreeable. In so doing, the cessation of its OEM manufacturing, that step now allows SETO to outsource the products it wishes to market to the telecommunications, electronic and computer industries rather than to be manufactured in-house at Fimas. The Company continues to anticipate a flow of new design initiatives from a number of sources so that this part of its business will continue on both outsourcing and joint venture bases.

Going forward, the Company’s product lines will fall into three major areas:

1.	High tech manufacturing, fabrication and value added services for the semiconductor and electronic detection industries inclusive of ceramic products and diamond coated tools.

2.	Energy products consisting of rechargeable batteries and accessories for the wireless, toys, safety and emergency industries

3.	Telecommunications products in the telephony industries

SETO still maintains a substantial presence in the Far East with its facilities in Malaysia and Hong Kong. For Fiscal Year 2001, 66.6% or $3,762,354 of its sales were derived in that part of the world. Management believes there are no signs of political uncertainty that could negatively affect its operation in those locations. However, no assurance can be given that adverse changes will not occur.

Management believes its financial condition remains healthy. As of January 31, 2001, its cash position of $743,116 is 17.2% greater than it was at the end of the previous quarter. Further, the Company feels financially comfortable with its lenders and suppliers.

Management projects that the Company as restructured will see revenues and net income improve significantly during fiscal year 2002. As of April, it had a firm backlog of $2 million to be shipped over the subsequent four months.

The analysis of the results of operation that follows excludes the results of Fimas, and other discontinued operations. As is denoted in the consolidated Statement of Income, the discontinuation of Fimas negatively impacted fiscal 2001 net income: a loss from its operations of $154,518 and a loss on disposal of the subsidiary of $581,121 for a total loss of $735,639. Of the latter amount, $287,473 involved cash transactions (see Liquidity and Capital Resources).

1

Fiscal 2001 Compared to Fiscal 2000

In the fiscal year ended January 31, 2001, net sales increased 58.9%, from $3,558,569 to $5,653,289, and income from operations increased 117% from $118,630 to $257,432 compared to the previous fiscal year ended January 31, 2000. Income after taxes in fiscal year 2001 was $75,648 compared to a loss of $4,055 in the fiscal year ended January 31, 2000.

Whereas gross profit increased 30.1% from $1,671,549 to $2,174,837 in fiscal year 2001 compared to fiscal year 2000, the gross profit margin decreased 18.1% from 47.0% to 38.5%. Management attributes this to the product mix which caused the margin to be impacted by the battery line’s 78.5% cost of sales as compared to 61.5% for all lines combined during fiscal year 2001.

Management points out that during fiscal year 2001, the disassociation of Fimas caused one time high selling, general and administrative costs and that during the year interest expense was impacted by the operation and support of that subsidiary.

As a result of the restructuring, the Company will be able to concentrate in fiscal 2002 on its core profitable business lines: diamond coated tools, high tech ceramics and batteries and accessories which respectively contributed 13.4%, 24.4% and 58.5% to total revenue. Also, although the first quarter of the next fiscal year ending April 30, 2001 will pick up residual disassociation expenses, Management believes their core businesses should yield total sales of $8 to $10 million and net income in excess of $500,000 for the year.

Fiscal 2000 Compared to Fiscal 1999

In the fiscal year ended January 31, 2000, net sales increased 34.5% from $2,646,650 to $3,558,569; and net income from operations decreased 33.1% to $118,620 from $177,328 compared to the prior fiscal year ended January 31, 1999. Income after taxes was at a loss of $4055 for fiscal year 2000 compared to a profit of $232,541 in fiscal year 1999.

Reviewing various cost factors affecting the above results, cost of sales increased 35.2%, interest expense doubled to $114,933 and selling, general and administrative expense increased 8.4% in fiscal year 2000 compared to fiscal year 1999. Part of the reason for these negative influences, was the fact that the Company incurred start-up costs associated with the acquisitions of Hong Kong Batteries Industries Limited and Fimas during fiscal year 2000. On the other hand, sales for the battery business was just being initiated.

Liquidity and Capital Resources

At January 31, 2001, the Company had current assets of $2,820,454, inclusive of $743,116 of unrestricted cash, and current liabilities of $2,231,580 yielding a current ratio of 1.26:1, or an improvement of almost 10% compared to October 31, 2000. This current ratio is in the upper range of its historical experience so that Management believes that this measure of a company’s ability to meet current obligations reflects positively on the Company’s financial health. This is especially true with the net cash increase of $386,959 during fiscal year 2001 and the Company’s ability to accommodate the $287,473 cash requirement associated with the Fimas disassociation.

2

Liquidity and Capital Resources (Continued)

During the quarter ended January 31, 2001, the Company received a Malaysian banking facility of $280,000 for short-term working capital needs, particularly those of letters of credit. During the year just ended, SETO issued private placement stock for $643,833 in cash. These factors coupled with the interest and support continued to be shown by Merrill Lynch Business Financial Services and the working capital expected to be generated by the Company’s continuing operations are believed to be sufficient to cover the Company’s growth of its existing product lines for fiscal year 2002.

On the other hand, funds for any strategic acquisitions, which the Company plans to restrict to the U.S., will have to emanate from new financing sources. Although discussions are in process for such transactions and additional sources will be explored, there is no assurance that such funds will become available and if so, that it will be sufficient and on acceptable terms to satisfy requirements.

There are no major equipment purchases that the Company anticipates during fiscal year 2002.

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

Effects of Foreign Currency Fluctuations

The Company’s foreign operations are subject to risks related to fluctuations in foreign currency exchange rates. During fiscal year 2001, the foreign currency exchange gain was $881; and during fiscal 2000 the foreign currency exchange loss was $529, and thus neither materially impacted operational results.

Management believes that for fiscal year 2002, two factors will continue to keep its foreign currency exchange losses or gains, if any, extremely low: Malaysian and Chinese exchange rates are fixed relative to the U.S. Dollar and, outside of these prime Company operating areas, the Company deals in U.S. Dollars almost exclusively. As a by-product, a number of economists believe that such predictable policies such as pegging exchange rates yields a key element of financial stability.

While future fluctuations in currency rates could impact results of operations or financial conditions, as now constituted, foreign operations are expected to continue to provide strong financial results and earnings growth.

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

3

Disclosures About Market Risk (Continued)

The Company’s exposure to foreign exchange rates fluctuations results from wholly-owned subsidiary operations in Malaysia and Hong Kong and from the Company’s share of the earnings of these operations, which are denominated in other currencies.

Impact of Inflation

Although, it is difficult to predict the impact of inflation on costs and revenues of the Company in connection with the Company’s products, the Company does not anticipate that inflation will materially impact its cost of operation or the profitability of its products during fiscal year 2002.

Forward Looking Statements

This “Management’s Discussion and Analysis or Plan of Operation” contains statements which are not historical facts and are forward-looking statements which reflect management’s expectations, estimates and assumptions. Such statements are based on information available at the time this Form 10-KSB was prepared and involve risks and uncertainties that could cause future results, performance and achievements of the Company to differ significantly from projected results. Factors that could cause actual future results to differ materially include among others, the risks of doing business in Malaysia, Hong Kong, Southeast Asia in general, and other parts of the globe including, without limitation, economic and political conditions, foreign currency translation risks, tariffs and other foreign trade policies and dependence on inexpensive labor in such countries, partial dependence on the semiconductor, electronic and telecommunication manufacturing industries, availability of raw materials, intense competition and technological obsolescence. The Company assumes no obligation to update such forward-looking statements, if any, at any time.

4

Item 7. Financial Statements.

The following are filed as part of this Report:

Consolidated Financial Statements:

Independent Accountants’ Report

Consolidated Balance Sheet as at January 31, 2001

Consolidated Statement of Income (Loss) for the Years ended January 31, 2001 and 2000

Consolidated Statement of Comprehensive Income for the Years ended January 31, 2001 and 2000

Consolidated Statement of Cash Flows for the Years ended January 31, 2001 and 2000

Consolidated Statement of Changes in Stockholders’ Equity for the Years ended January 31, 2001 and 2000

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

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

      The following table sets forth certain information concerning the current directors and executive officers of the Company, who will serve for one year or until their respective successors are elected and have qualified:

NAME	AGE	POSITION

Eugene J. Pian	61	President, Chief Executive Officer & Director

Craig Pian	39	Executive Vice President, Treasurer & Director

Francine Pian	41	Secretary

Tan Hun Chin	39	Director

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

      Craig Pian. Mr. Pian has been Executive Vice President and Treasurer of the Company since February 1, 1995. He has been employed by the Company since April 1987. Mr. Pian has been involved with all aspects of the Company’s diamond cutting tool and ceramic operations as well as the Company’s United States manufacturing, sales and administrative operations. Mr. Pian graduated Manhattan College with a Bachelor of Science Degree in Business.

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

Item 10. Executive Compensation.

Employment Agreements.

      The Company and Eugene Pian entered into an employment agreement dated May 1, 1996, providing for him to be the Company’s President through April 30, 2001, and receive (a) a base annual salary of $100,000 plus annual increases as determined by the Board of Directors, but in no event less than the increase in the Consumer Price Index over the preceding calendar year, (b) a bonus equal to five percent (5%) of any increase in the Company’s consolidated net income and (c) an automobile allowance of $500 per month or use of a Company car. Under the Agreement, Mr. Pian was granted an option to purchase 1,000,000 shares of the Company’s common stock at $.25 per share through May 5, 2001 (extended in April 2001 to April 30, 2006). In February 1997, the agreement was amended to grant him an option to purchase an additional 1,000,000 shares at a price of $.10 per share. In July 1998 the agreement was amended to grant him an option to purchase an additional 500,000 shares at $.50 per share for agreeing to extend the contract term to June 30, 2003. In March 2000 the agreement was amended to increase his annual base salary to $125,000 and to grant him 250,000 shares of common stock for agreeing to extend the contract term to April 30, 2006. He may demand registration by the Company under the Securities Act of all or any part of the option shares as to which stock options have been exercised and may piggyback any other shares which he owns.

      The Company and Craig Pian entered into an employment agreement dated May 1, 1996, providing for him to be the Company’s Executive Vice President and Treasurer through April 30, 2001 and receive (a) a base annual salary of $75,000 plus annual increases as determined by the Board of Directors, but in no event less than the increase in the Consumer Price Index over the preceding calendar year, (b) a bonus equal to five percent (5%) of any increase in the Company’s consolidated net income, (c) an automobile allowance of $500 per month or use of a Company car. In May 1996 he received a signing bonus of $25,000. Under the Agreement, Mr. Pian was granted an option to purchase 1,000,000 shares of the Company’s common stock at $.25 per share through May 1, 2001 (extended in April 2001 to April 30, 2006). In February 1997, the agreement was amended to grant him an option to purchase an additional 1,000,000 shares at a price of $.10 per share. In July 1998 the agreement was amended to grant him an option to purchase an additional 500,000 shares at $.50 per share for agreeing to extend the contract term to June 30, 2003. In March 2000 the agreement was amended to increase his annual base salary to $110,000 and to grant him 150,000 shares of common stock for agreeing to extend the contract term to April 30, 2006. He may demand registration by the Company under the Securities Act of all or any part of the option shares as to which stock options have been exercised and may piggyback any other shares which he owns.

Director Compensation

      Directors do not receive compensation for their services as directors, but may be reimbursed for expenses incurred for attendance at meetings of the Board of Directors.

Summary Compensation

      The following Summary Compensation Table reflects certain information for the Company’s Chief Executive Officer and the Company’s executive officers who had total annual salary and bonus for any of the last three fiscal years exceeding $100,000.

Summary Compensation Table

					Long Term
	Annual Compensation				Compensation

				Other	Securities
Name and				Annual	Underlying
Principal		Salary	Bonus	Comp. (1)	Options/
Position	Year	($)	($)	($)	SARs (#)

Eugene Pian, Chief	2000	110,000	—	—	—

Executive	1999	110,000	—	—	—

Officer	1998	107,499	—	—	500,000

Craig Pian, Executive Vice	2000	113,423	—	58,813	50,000

President and	1999	91,384	—	28,997	—

Treasurer	1998	83,769	—	53,665	500,000

(1)	Excludes perquisites and other benefits, unless the aggregate amount of such compensation is at least the lesser of either $50,000 or 10% of the total annual salary and bonus reported for the named executive officer.

Option/SAR Grants in Last Fiscal Year

Individual Grants

	Number of	% of Total
	Securities	Options/SARS
	Underlying	Granted to	Exercise or		Market Price
	Options/SARS	Employees	Base Price	Expiration	on Date of
Name	Granted (#)	in Fiscal Year	($/share)	Date	of Grant ($)

Eugene Pian	0	—	—	—	—

Craig Pian	50,000	16%	$0.50	02/04/02	$0.48

Aggregated Option/SAR Exercises in Fiscal Year 2001
and Option/SAR Values at January 31, 2001

			Number of Securities		Value of Unexercised
			Underlying Unexercised		in-the-Money
			Options/SARs		Options/SARs at
	Shares	Value	Fiscal Year-End (#)		Fiscal Year-End ($)
	Acquired on	Realized
Name	Exercise (#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Eugene Pian	—	—	1,000,000	0	$390,000	—

	—	—	1,000,000	0	$540,000	—

	—	—	500,000	0	$45,000	—

Craig Pian	—	—	1,000,000	0	$390,000	—

	—	—	1,000,000	0	$540,000	—

	—	—	500,000	0	$45,000	—

	—	—	50,000	0	$4,500	—

Item 11. Security Ownership of Certain Beneficial Owners and Management.

      The following table sets forth certain information as to the number of shares of the Company’s Common Stock deemed to be owned beneficially by each person known by the Registrant to be the beneficial owner of more than 5% of the outstanding Common Stock, each of its executive officers and directors, and all of its executive officers and directors as a group, at April 13, 2000. Except as indicated in the footnotes to this table, the Company believes that the named persons have sole voting power with respect to the shares indicated:

Name and Address of	Position	Number	Percentage
Beneficial Owner	with Company	of Shares	of Class

Eugene J. Pian c/o Semicon Tools, Inc. 554 North State Road Briarcliff Manor, NY 10510	President and Director	4,364,567(1)	24.5%

Craig Pian c/o Semicon Tools, Inc. 554 North State Road Briarcliff Manor, NY 10510	Executive Vice President, Treasurer and Director	2,700,333(2)	15.4

Francine Pian c/o Semicon Tools, Inc. 554 North State Road Briarcliff Manor, NY 10510	Secretary and Director	1,003,560(3)	6.7

Tan Hun Chin #35,Lintang Delima 3, Greenlane 11700 Penang, Malaysia	Director	580,000(4)	3.7

All Directors and Executive Officers as a Group (4 Persons)		8,748,460(5)	40.8

(1)	Includes currently exercisable options to purchase 2,500,000 shares of Common Stock, 225,000 shares of Common Stock held under voting trusts which terminate when the shareholder sells his stock, and 25,000 shares and 25,000 currently exercisable options owned by his spouse as to which he disclaims beneficial ownership.

(2)	Includes currently exercisable options to purchase 2,550,000 shares of Common Stock.

(3)	Includes currently exercisable options to purchase 550,000 shares of Common Stock.

(4)	Includes currently exercisable options to purchase 550,000 shares of Common Stock.

(5)	Includes currently exercisable options to purchase 6,150,000 shares of Common Stock.

Item 12.	Certain Relationships and Related Transactions.

None

Item 13.	Exhibits and Reports on Form 8-K.

(a)	Index of Exhibits.

Exhibit

3(a)	Articles of Incorporation[1]

3(b)	By-Laws[1]

3(c)	Amendment to Articles of Incorporation[2]

10(a)	Agreement of Merger with Semicon Tools, Inc., a New York Corporation[2]

10(b)	Articles of Merger[2]

10(c)	Certificate of Merger[2]

10(d)	Patent License[1]

10(e)	Patent No. 4,219.004[1]

10(f)	License Agreement with Bookuk Industry Company, Ltd.[1]

10(i)	Thermode/Synthrode Supplier Agreement[1]

10(j)	East Coast Sales Acquisition Agreement[3]

10(k)	$300,000 Promissory Note[3]

10(l)	Amendment to East Coast Sales Acquisition Agreement[4]

10(m)	Teik Tatt Holding Co. (1979) Sdn. Bhd. Acquisition Agreement[5]

10(n)	Teik Tatt Holding Co. Disposition Agreement[6]

10(o)	Hong Kong Batteries Industries, Ltd.

Exhibit

Acquisition Agreement[7]

10(p)	Fimas Sdn Bhd. Acquisition Agreement[8]

10(q)	Fimas Sdn Bhd. Disposition Agreement[10]

16	The required letter from the former accountants[9]

21	List of Subsidiaries

(1)	Incorporated by Reference from Registrant’s Registration Statement on Form S-18 declared effective on June 8, 1988.

(2)	Incorporated by Reference from Registrant’s Form 8-K Report dated May 19, 1987.

(3)	Incorporated by Reference from Registrant’s Form 8-K Report dated February 19, 1990.

(4)	Incorporated by Reference from Registrant’s Form 10-K Report for the year ended January 31, 1991.

(5)	Incorporated by Reference from Registrant’s Form 8-K Report dated December 9, 1997.

(6)	Incorporated by Reference from Registrant’s Form 8-K Report dated September 19, 1998.

(7)	Incorporated by Reference from Registrant’s Form 8-K Report dated December 9, 1999.

(8)	Incorporated by Reference from Registrant’s Form 8-K Report dated December 10, 1999.

(9)	Incorporated by Reference from Registrant’s Form 8-K Report dated January 29, 1993.

(10)	Incorporated by Reference from Registrant’s Form 8-K Report dated January 31, 2001.

Supplemental Information to be Furnished With
Reports Filed Pursuant to Section 15(d)
of the Exchange Act By Non-reporting Issuers

      (1) No annual report to security holders covering the registrant’s last fiscal year was sent to security holders; and

      (2) No proxy statement, form of proxy or other proxy soliciting material has been sent to more than ten of the registrant’s security holders with respect to any annual or other meeting of security holders.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SETO HOLDINGS, INC

(Registrant)

By	/s/ Eugene J. Pian

Eugene J. Pian, President

Date: April 26, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Eugene J. Pian

Eugene J. Pian
Director

Date: April 26, 2001

/s/ Craig A. Pian

Director

Date: April 26, 2001

/s/ Francine Pian

Director

Date: April 26, 2001

Director

INDEPENDENT AUDITORS’ REPORT

Board of Directors
SETO Holdings, Inc. and Subsidiaries
Briarcliff Manor, New York

      We have audited the consolidated balance sheet of SETO Holdings, Inc. and Subsidiaries as of January 31, 2001 and the related consolidated statements of income (loss), comprehensive income, cash flows and changes in shareholders equity for the years ended January 31, 2001 and 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of DTI Technology, SDN BHD, Fuji Fabrication SDN BHD, Hong Kong Batteries Industries, Ltd. and SETO Technology Dot Com, SDN BHD, wholly owned subsidiaries, which statements reflect total assets of $2,167,141 at January 31, 2001 and total sales for the years ended January 31, 2001 and 2000 of $3,762,354 and $1,919,491 respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for DTI Technology, SDN BHD and Fuji Fabrication, SDN BHD, Hong Kong Batteries Industries, Ltd. and SETO Technology Dot Com SDN BHD, is based solely on the report of the other auditors. We did not audit the financial statements of Fimas SDN BHD, a subsidiary which was disposed of in January 2001. Those statements as of January 31, 2000 and for the year then ended, which reflected a net income of $90,926, were audited by other auditors whose report had been furnished to us, and our opinion, insofar as it relates to the amounts included for Fimas, SDN BHD, was based solely on the report of other auditors. The financial statements of Fimas, SDN BHD as of January 31, 2001, and for the year then ended, which reflect a net loss of $154,518 were not audited and that company’s accountants did not express an opinion on them.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

      In our opinion, based on our audits and the reports of other auditors, except for the effects of such adjustments, if any, that might have been necessary had the financial statements of Fimas, SDN BHD, a significant former subsidiary of the Company, as of January 31, 2001 and for the year then ended, had been audited, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SETO Holdings, Inc. and Subsidiaries as of January 31, 2001 and the results of their operations, cash flows and changes in shareholders equity for the years ended January 31, 2001 and 2000, in accordance with accounting principles generally accepted in the United States of America.

April 25, 2001 Mountainside, New Jersey	ZELLER WEISS & KAHN LLP

SETO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET — JANUARY 31, 2001

ASSETS

Current assets:

Cash	$743,116

Accounts receivable, less allowance for doubtful accounts of $10,350	857,737

Inventory	949,360

Prepaid expenses and other assets	156,032

Deferred tax asset, current portion	114,209

Total current assets	2,820,454

Property and Equipment	751,864

Other assets:

Goodwill, net of amortization	834,001

Security deposits	6,947

Deferred tax asset, net of current portion	220,917

1,061,865

$4,634,183

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Current portion of long-term debt	$127,395

Notes payable	981,153

Accounts payable	792,452

Accrued expenses	330,580

Total current liabilities	2,231,580

Long-term debt, net of current portion	122,074

Deferred lease liability	16,500

Deferred income taxes payable	41,189

Commitments and contingencies

Shareholders’ equity:

Common stock par value $.001; 100,000,000 shares authorized 14,361,000 shares issued	14,361

Additional paid in capital	4,389,146

Currency translation adjustment	(219,119)

Retained earnings (deficit)	(1,952,522)

2,231,866

Less common shares held in treasury, 29,400 shares at cost	(9,026)

Total shareholders’ equity	2,222,840

$4,634,183

See notes to consolidated financial statements.

SETO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (LOSS)

YEARS ENDED JANUARY 31, 2001 AND 2000

	2001	2000

Net sales	$5,653,289	$3,558,569

Cost of sales	3,478,452	1,887,020

Gross profit	2,174,837	1,671,549

Selling, general and administrative expenses	1,917,405	1,552,919

Income from operations	257,432	118,630

Other income (expenses):

Interest income	13,630	3,264

Loss on disposal of assets	(12,250)

Interest expense	(152,953)	(114,933)

Foreign currency exchange	881	(529)

	(150,692)	(112,198)

Income before income taxes	106,740	6,432

Income taxes	31,092	10,487

Income (loss) from continuing operations	75,648	(4,055)

Discontinued operations:

Income (loss) from operations of subsidiary	(154,518)	90,296

Loss on disposal of subsidiary	(581,121)

	(735,639)	90,296

Net income (loss)	($659,991)	$86,241

Earnings per share information:

Income from continuing operations
Basic	$0.00	$0.00

Diluted	$0.00	$0.00

Discontinued operations:

Basic	($0.04)	$0.01

Diluted	($0.04)	$0.00

See notes to consolidated financial statements.

SETO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

YEARS ENDED JANUARY 31, 2001 AND 2000

	2001	2000

Net income (loss)	($659,991)	$86,241

Other comprehensive income, net of tax:

Foreign currency translation adjustment	(20,144)	(79,601)

Comprehensive income (loss)	($680,135)	$6,640

See notes to consolidated financial statements.

SETO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

YEARS ENDED JANUARY 31, 2001 AND 2000

	2001	2000

Operating activities:

Income (loss) from continuing operations	$75,648	($4,055)

Adjustments to reconcile net income to cash provided by continuing operations:

Depreciation and amortization	138,534	76,371

Loss on sale of assets	12,250	2,064

Compensatory stock issued	33,556

Changes in other operating assets and liabilities:

Accounts receivable	(59,507)	(409,766)

Inventories	(9,898)	(178,764)

Prepaid expenses and other current assets	(35,688)	(86,034)

Deferred tax assets		(11,126)

Other assets	7,210	1,393

Accounts payable and accrued expenses	(318,188)

Deferred lease liability	6,000	815,756

Net cash used in continuing operations	(150,083)	(205,839)

Net cash provided by (used in) discontinued operations	(287,473)	90,296

Net cash provided by (used in) operating activities	(437,556)	296,135

Investing activities:

Cash acquired on acquisition of subsidiaries		305,603

Purchase of property and equipment	(182,270)	(164,453)

Proceeds from sale of assets		2,659

Net cash provided by (used in) investing activities	(182,270)	143,809

Financing activities:

Proceeds from issuance of common stock	723,927	90,000

Proceeds from financing	919,899	290,000

Payment of debt	(616,897)	(450,238)

Net cash provided by financing activities	1,026,929	(70,238)

Effect of exchange rate changes on cash	(20,144)	(79,601)

Net increase in cash	386,959	290,105

Cash, beginning of period	356,157	66,052

Cash, end of period	$743,116	$356,157

See notes to consolidated financial statements.

SETO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

YEARS ENDED JANUARY 31, 2001 AND 2000

				Equity
				adjustment
			Additional	from foreign	Accumu-		Total
		Common	paid in	currency	lated	Treasury	Stockholders'
	Shares	stock	capital	translation	(deficit)	stock	equity

Balance, January 31, 1999	10,548,500	$10,549	$2,779,625	($119,374)	($1,378,772)	($15,166)	$1,276,862

Issuance of shares regarding acquisition of subsidiary, Hong Kong Batteries Industries, Ltd.	1,500,000	1,500	725,500				727,000

Issuance of shares regarding acquisition of subsidiary, Fimes, SDN BHD	5,250,000	5,250	4,513,112				4,518,362

Shares issued for cash	330,000	330	87,170				87,500

Shares issued for services	510,000	510	129,290				129,800

Shares cancelled	(20,000)	(20)	(82,622)			6,140	(76,502)

Foreign currency translation adjustment for the year ended January 31, 2000				(79,601)			(79,601)

Net income for the year ended January 31, 2000					86,241		86,241

Balance, January 31, 1999	18,118,500	18,119	8,152,075	(198,975)	(1,292,531)	(9,026)	6,669,662

Shares issued for cash	1,262,500	1,262	643,833				645,095

Shares issued for services	180,000	180	50,220				50,400

Shares cancelled	(200,000)	(200)	(6,982)				(7,182)

Cancellation of shares regarding acquisition of Fimas, SDN BHD	(5,000,000)	(5,000)	(4,450,000)				(4,455,000)

Foreign currency translation adjustment for the year ended January 31, 2001				(20,144)			(20,144)

Net loss for the year ended January 31, 2001					(659,991)		(659,991)

Balance, January 31, 2001	14,361,000	$14,361	$4,389,146	($219,119)	($1,952,522)	($9,026)	$2,222,840

See notes to consolidated financial statements.

SETO HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization of the Company:

      SETO Holdings, Inc. (the “Company”), a Nevada corporation, is primarily in the business of selling small precision disposable diamond and other base material tools used to cut and separate electronic components and devices. In addition, it has five subsidiaries with their own product lines. East Coast Sales Company, Inc. (“ECS”) is a Connecticut corporation which distributes and fabricates industrial ceramic products and distributes clean room supplies and tools.

      DTI Technology, SDN BHD (“DTI”) is a Malaysian company which manufactures a product line similar to that of SETO Holdings, Inc.

      Fuji Fabrication, SDN BHD (“FUJI”) is a Malaysian corporation which manufactures cellular phone replacement batteries.

      Hong Kong Batteries Industries Ltd. (“HKBI”), based in Hong Kong with manufacturing facilities in Main Land China, manufactures batteries for consumer products.

      Seto Technology dot com SDN BHD is a Malaysian corporation which sells telecommunications products.

2.	Summary of significant accounting policies:

      Principles of consolidation: The consolidated financial statements of SETO Holdings, Inc. and subsidiaries include all the accounts of SETO Holdings, Inc., and all of the subsidiaries listed above after elimination of all significant intercompany transactions and accounts. The financial statements give retroactive effect to the disposition of Fimas, SDN BHD. (See Note 12)

      Cash and cash equivalents: Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less.

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

      Foreign currency translation policy: For foreign subsidiaries whose functional currency is the local foreign currency, balance sheet accounts are translated at exchange rates in effect at the end of the year and income statement accounts are translated at average exchange rates for the year . Translation gains or losses are included as a separate component of shareholders’ equity. Exchange differences arising from foreign currency translation are included in the profit and loss account.

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

      Post retirement benefits: Statement of Financial Accounting Standards (SFAS) No. 106, “Employers’ Accounting for Post Retirement Benefits Other Than Pensions” requires that companies recognize the cost of providing post retirement health care and other non-pension benefits over the employees’ service periods, rather than as the benefits are paid. The Company does not provide any non-pension post retirement benefits at the present time.

SETO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of significant accounting policies (continued):

      Allowance for doubtful accounts: An allowance for doubtful accounts has been established based on management’s review of the outstanding accounts receivable balance and their determination of possible uncollectible accounts.

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

      Hire purchase obligations: Assets acquired under an installment plan are capitalized as fixed assets and the corresponding obligations are treated as a long-term liability. Financing charges are allocated to the profit and loss account over the purchase periods using the “sum of the years digits” method to give a constant periodical rate of interest on the remaining liabilities.

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

4.	Property and equipment:

      Major classifications of property and equipment are as follows:

Leasehold improvements	$83,934

Manufacturing equipment	1,084,220

Office equipment	70,383

1,238,537

Less accumulated depreciation	486,673

$751,864

SETO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Goodwill:

      In January, 1990, the Company acquired East Coast Sales Company for a cost of $309,000. The purchase price exceeded the fair value of the assets by $134,281 which amount was assigned to goodwill, and is being amortized on a straight-line basis over forty years. Accumulated amortization of goodwill amounted to $45,471 as of January 31, 2001.

      In June, 1998, the Company acquired Fuji Fabrication, SDN BHD for a cost of $100,000. The purchase price exceeded fair value of the assets by $20,999, which amount was assigned to goodwill and is being amortized over a forty year period. Accumulated amortization of goodwill amounted to $1,356 as of January 31, 2001.

      In November, 1999, the Company acquired Hong Kong Batteries Industries, Ltd. for a cost of $727,000. The purchase price exceeded the net book value of the acquired company by $747,300 which amount was assigned to goodwill and is being amortized on a straight-line basis over forty years. Accumulated amortization of goodwill amounted to $21,752 as of January 31, 2001.

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

January 31, 2002	$60,000

January 31, 2003	60,000

January 31, 2004	64,500

January 31, 2005	66,000

January 31, 2006	66,000

Thereafter	508,500

$825,000

      Rent expense amounted to $73,478 for the year ended January 31, 2001 and $66,000 for 2000.

      The Company also leases three vehicles under operating leases with terms expiring through 2003. Total lease expense was $49,283 and $34,452 for the years ended January 31, 2001 and 2000, respectively.

SETO HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Common stock:

      During the year ended January 31, 2001, the Company issued 1,542,500   shares of its common shares with net proceeds of $758,927 upon the exercise of certain common stock purchase options, and restricted private placement stock.

8.	Notes payable and long-term debt:

      The Company has an outstanding line of credit with a financial institution in the amount of $1,000,000. The line of credit carries interest at an annual rate of 2.9% plus the 30 day dealer commercial paper rate with an expiration date of April 30, 2001. As of January 31, 2001, the Company had utilized $981,153 of the line of credit. The loan is secured by the personal guarantee of the Company President and the assets of Seto Holding Inc.

      Long-term debt of the domestic companies consists of the following:

		Balance
		January 31,
	Rate	2001	Maturity

Equipment loan (a)	15%	$50,109	2004

Shareholder (b)	10%	19,137	2001

Shareholder (b)	15%	101,046	2003

Shareholder (b)	10%	41,323	2002

		211,615

Less current portion		117,527

		$94,088

(a)	The note is payable in monthly installments of $1,607 including interest.

(b)	The notes are payable to shareholders in monthly amounts aggregating 12,417, including interest.

      The maturities of these loans are as follows:

January 31, 2002	$117,527

January 31, 2003	66,286

January 31, 2004	21,573

January 31, 2005	6,229

$211,615

      Notes payable and long-term debt of the foreign subsidiaries consist of the following:

DTI:

	Capitalized lease	$37,854

	Current portion	9,868

		$27,986

SETO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Income taxes:

      Provision for income taxes (benefit):

	2001	2000

Domestic:

Current	$6,895	$0

Deferred	0	(11,126)

Total benefit	6,895	(11,126)

Foreign:

Current	0	0

Deferred	24,197	37,592

	24,197	37,592

Total	$31,092	$26,466

      A reconciliation of the income tax provision at the federal statutory rate to the income tax provision at the effective tax rate is as follows

	2001	2000

Income tax computed at the domestic federal statutory rates	$0	$0

State tax (net of federal benefit)	6,895	0

Reduction on valuation allowance	0	(11,126)

Foreign deferred taxes	24,197	37592

Provision (credit) for income taxes	$31,092	$26,466

      The components of deferred tax assets and liabilities consist of the following:

Deferred tax asset:

Net operating loss carry forward	$475,000	$475,000

Total deferred tax asset	475,000	475,000

Valuation allowance	139,874	139,874

	$335,126	$335,126

      The Company has a net operating loss carry forward of approximately $1,600,000 for federal and state purposes which will expire in 2009.

SETO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Employment and consulting agreements:

      Employment agreements:

      On May 1, 1996, the Company entered into employment agreements with its President and Vice President. The term of the agreements have been extended to April 30, 2006. Compensation is set at a base of $125,000 and $110,000 for the President and Vice President, respectively, with each getting a bonus of 5% of the increase in SETO Holdings, Inc./East Coast Sales consolidated net income over the net income from the previous years. Each employee also received 1,000,000 stock options at $.25, 1,000,000 stock options at $.10 and 500,000 stock options at $.50. The Vice President also received 50,000 stock options at $.50 in February 2000. The President was granted 250,000 unregistered shares of common stock and the Vice President was granted 150,000 unregistered shares of common stock. The options were not part of the 1997 Non-statutory Stock Option Plan effectuated March 25, 1997. As of January 31, 2001, none of these options had been exercised.

      On July 15, 1998, the Company entered into an employment agreement with the acting secretary of the Company. The term of the agreement has been extended to April 30, 2006. Compensation is set at a base of $60,000 with a bonus of 2% of any increase in SETO Holdings, Inc./East Coast Sales consolidated net income over the net income from the previous years. The employee also received 500,000 stock options exercisable at $.50 per share and 50,000 options at $.50 per share. These options were not part of the 1997 non-statutory stock option Plan effectuated March 25, 1997. As of January 31, 2001, none of these options had been exercised.

11.	Computation of earnings per share:

	2001	2000

Weighted average number of common shares outstanding	19,365,825	12,029,547

Assumed conversion of stock options		6,070,000

Weighted average number of common shares outstanding	19,365,825	18,099,547

      The conversion of stock options was not assumed for the year ended January 31, 2001 as the effect would be antidilutive.

SETO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Disposition of subsidiary, Fimas, SDN BHD:

      In November, 1999, the Company purchased 100% of the outstanding common shares of Fimas, SDN BHD in a transaction accounted for as a purchase. The Company issued 5,000,000 shares of its common stock valued at $.89 per share.

      In January 2001, the Company disposed of its subsidiary and took back the common stock previously issued in the acquisition. The condensed results of the discontinued operations were as follows:

	2001
	(Unaudited)	2000

Net sales	$24,091,242	$3,084,519

Cost of sales	22,889,911	2,811,100

Gross	1,201,331	273,419

Selling, general and administrative expenses	1,206,932	107,079

Interest expense	150,691	63,039

Other expenses (income)	(1,774)	(2,974)

	1,355,849	167,144

Income (loss) before income taxes	(154,518)	106,275

Income taxes	0	15,979

Net income (loss)	($154,518)	$90,296

      The Company recorded approximately $89,000 in a provision for severance pay, lease obligations and other related costs, included in the loss on discontinued operations in the accompanying statement of income (loss). The operating results of Fimas SDN BHD prior to the date of disposition are shown separately in the accompanying statements of income (loss), and the financial statements for the year ended January 31, 2000 have been restated to reflect the disposition of Fimas, SDN BHD.

SETO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Common stock options outstanding:

      On March 25, 1997, the Company effectuated a Non-statutory Stock Option Plan for the purpose of advancing the interests of the Company and its stockholders by helping the Company obtain and retain the services of key management employees, officers, directors and consultants. The Plan is administered by the Non-statutory Stock Option Committee of the Board of Directors of the Company. The committee has full authority and discretion to determine the eligible participants to be granted the options, the date of issuance, exercise price and expiration date. The total number of shares set aside for the Plan is 6,500,000. As of January 31, 2001, 950,000 options had been issued under the Plan, of which 220,000 had been exercised.

      The Company has elected to continue use of the methods of accounting described by APB-25 “Accounting for Stock Issued to Employees” which is based on the intrinsic value of equity instruments and has not adopted the principles of SFAS-123 “Accounting for Stock Based Compensation” effective for fiscal year beginning after December 15, 1995, which is based on fair value. There is no significant difference between compensation cost recognized by APB-25 and the fair value method of SFAS-123. The Company has not recognized compensation on the granting of options or warrants to employees and consultants since the fair value of warrants or options is the same as or less than the exercise price.

      Summary of options are as follows:

			Exercise	Expiration
	Date	Amount	Price	Date

Eugene Pian, Officer	05/01/96	1,000,000	$.25	05/01/06

Eugene Pian, Officer	02/13/97	1,000,000	.10	05/01/06

Eugene Pian, Officer	07/15/98	500,000	.50	05/01/06

Craig Pian, Officer	05/01/96	1,000,000	.25	05/01/06

Craig Pian, Officer	02/13/97	1,000,000	.10	05/01/06

Craig Pian, Officer	07/15/98	500,000	.50	05/01/06

Craig Pian, Officer	02/04/00	50,000	.50	02/04/02

Francine Pian, Officer	07/15/98	500,000	.50	05/01/06

Francine Pian, Officer	02/04/00	50,000	.50	05/01/06

Tan Hun Chin, Director	05/22/00	100,000	1.50	04/18/01

Tan Hun Chin, Director	11/27/98	500,000	.10	11/27/01

Tan Hun Chin, Director	07/15/98	50,000	.50	02/04/02

Tan Wooi Chuon	05/01/00	25,000	1.50	04/18/01

Tan Hooi Chieh	05/08/00	25,000	1.50	05/08/02

Others	02/04/00	265,000	.50	02/04/02

14.	Principal products and segmentation of sales:

      The Company’s principal products are industrial ceramics, diamond cutting tools and cellular batteries. The tools include dicing blades which are components of precision electronic saws, scribes which are used to cut silicon wafers, porcelain and ceramic molds and dressers which are used for the shading and forming of grinding wheels in the machine tool industry.

SETO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	Principal products and segmentation of sales (continued):

      Financial information relating to the principal industry segments and classes of products:

	January 31,	January 31,
	2001	2000

Sales to customers:

Industry A:

Ceramics	$1,379,973	$1,324,519

Industry B:

Diamond tools	758,100	612,793

Industry C:

Cellular batteries	731,635	1,102,258

Industry D:

Rechargeable batteries	2,576,773	376,486

Miscellaneous	206,808	142,513

	$5,653,289	$3,558,569

Operating profit or loss:

Industry A	$389,539	$325,167

Industry B	(388,250)	(245,384)

Industry C	(54,844)	20,046

Industry D	310,987	18,801

	$257,432	$118,630

Identifiable assets:

Industry A	$522,118	$434,250

Industry B	1,708,303	1,660,441

Industry C	618,086	626,089

Industry D	857,815	543,287

	$3,706,322	$3,264,067

      Two customers each accounted for more than 10% of total sales and together accounted for approximately 44% of total sales for the year ended January 31, 2001.

      Foreign and domestic operations and export sales:

	January 31,	January 31,
	2001	2000

Sales to customers:

United States	$1,359,023	$1,579,586

Far East	3,762,354	1,467,063

Canada	531,912	511,920

	$5,653,289	$3,558,569

SETO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	Principal products and segmentation of sales (continued):

	January 31,	January 31,
	2001	2000

Operating profit:

United States	$61,886	$67,760

Far East	171,325	28,910

Canada	24,221	21,960

	$257,432	$118,630

Identifiable assets:

United States	$1,639,943	$1,419,984

Far East	1,906,393	1,650,697

Canada	159,986	193,386

	$3,706,322	$3,264,067

15.	Supplemental cash flow information:

	2001	2000

Interest paid during the year	$152,953	$114,933

Income taxes paid during the year	$0	$0

Supplemental schedule of non-cash investing and financing activities:

Issuance of common shares for purchase of subsidiaries		$5,245,362

Cancellation of common shares relating to Disposition of subsidiary	$4,518,362