Form 10QSB
period 2001-04-30
SETO HOLDINGS INC
filed 2001-06-22
CIK 794998

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   April 30, 2001

or

( )	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1939

For the transition period from _______________ to ______________

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

Yes     X      No

Indicate the number of Shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2001

Common Stock, par value $.001 per share	14,241,600

INDEX

Part I.	Financial Information

Item 1.	Consolidated financial statements:

	Balance sheet as of April 30, 2001	F-2

	Statement of income for the three months ended April 30, 2001 and 2000	F-3

	Statement of comprehensive income for the three months ended April 30, 2001 and 2000	F-4

	Statement of cash flows for the three months ended April 30, 2001 and 2000	F-5

	Notes to consolidated financial statements	F-6 - F-11

Item 2.	Management’s discussion and analysis of financial condition

Part II.	Other information

Signatures

SETO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET - APRIL 30, 2001

ASSETS

Current assets:

Cash	$735,771

Accounts receivable, less allowance for doubtful accounts of $10,350	772,095

Inventory	840,182

Prepaid expenses and other assets	77,887

Deferred tax asset, current portion	114,209

Total current assets	2,540,144

Property and equipment	589,758

Other assets:

Goodwill, net of amortization	828,360

Prepaid license fees	35,717

Security deposits	11,238

Deferred tax asset, net of current portion	220,917

Net assets of discontinued operations	240 962

1,337,194

$4,467,096

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Current portion of long-term debt	$86,462

Notes payable	995,830

Accounts payable	699,494

Accrued expenses	246,619

Total current liabilities	2,028,405

Long-term debt, net of current portion	82,593

Deferred lease liability	18,000

Deferred income taxes payable	41,189

Commitments and contingencies

Shareholders’ equity:

Common stock par value $.001; 100,000,000 shares authorized; 14,271,000 shares issued	14,271

Additional paid in capital	4,364,035

Currency translation adjustment	(219,119)

Retained earnings (deficit)	(1,853,252)

2,305,935

Less common shares held in treasury, 29,400 shares at cost	(9,026)

2,296,909

$4,467,096

See notes to consolidated financial statements.

SETO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

THREE MONTHS ENDED APRIL 30, 2001 AND 2000

		2000
	2001	Restated

Net sales	$1,402,840	$1,112,287

Cost of sales	787,372	506,956

Gross profit	615,468	605,331

Selling, general and administrative expenses	468,456	451,302

Income from operations	147,012	154,029

Other income (expenses):

Interest income	3,839	295

Interest expense	(28,903)	(28,129)

Foreign currency exchange	2	(2,401)

	(25,062)	(30,235)

Income before income taxes (benefit)	121,950	123,794

Income tax (benefit)	1,300	(12,337)

Income from continuing operations	120,650	136,131

Discontinued operations:

Income (loss) from operations of subsidiaries	(21,380)	136,740

Net income	$99,270	$272,871

Earnings per share information:

Income from continuing operations Basic	$0.01	$0.01

Diluted	$0.01	$0.01

Discontinued operations:

Basic	$0.00	$0.01

Diluted	$0.00	$0.01

See notes to consolidated financial statements.

SETO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

THREE MONTHS ENDED APRIL 30, 2001 AND 2000

		2000
	2001	Restated

Net income	$99,270	$272,871

Other comprehensive loss, net of tax:

Foreign currency translation adjustment		(53,300)

Comprehensive income	$99,270	$219,571

See notes to consolidated financial statements.

SETO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

THREE MONTHS ENDED APRIL 30, 2001 AND 2000

		2000
	2001	Restated

Operating activities:

Income from continuing operations	$120,650	$136,131

Adjustments to reconcile net income to cash provided by continuing operations:

Depreciation and amortization	25,977	40,011

Compensatory stock surrendered	(25,200)

Changes in other operating assets and liabilities:

Accounts receivable	(82,056)	43,052

Inventories	(31,530)	(36,455)

Prepaid expenses and other current assets	44,220	(268,908)

Deferred tax assets		(12,337)

Other assets	(40,008)	7,383)

Accounts payable, and accrued expenses	161,564	(431,605)

Deferred lease liability	1,500	1,500

Net cash provided by (used in) continuing operations	175,117	(521,228)

Net cash provided by discontinued operations	29,993	288,360

Net cash provided by (used in) operating activities	205,110	(232,868)

Investing activities:

Purchase of property and equipment		(8,278)

Net cash used in investing activities		(8,278)

Financing activities:

Proceeds from issuance of common stock and subscriptions		610,000

Proceeds from financing	14,677	70,000

Payment of debt	(83,245)	(17,089)

Net cash provided by (used in) financing activities	(68,568)	662,911

Effect of exchange rate changes on cash		(53,300)

Net increase in cash	136,542	368,465

Cash, beginning of period	599,229	349,547

Cash, end of period	$735,771	$718,012

See notes to consolidated financial statements.

SETO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three months ended is not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report for the year ended January 31, 2001 included in its Annual Report filed on Form 10-KSB.

2.	Principles of consolidation:

The consolidated financial statements of Seto Holdings, Inc. and subsidiaries include all the accounts of Seto Holdings, Inc., East Coast Sales Company, DTI Technology, SDN BHD, Fuji Fabrication and SDN BHD, Hong Kong Batteries Industries, Ltd. after elimination of all significant intercompany transactions and accounts.

The financial statements for the three months ended April 30, 2000 have been restated to give effect to the disposition of Fimas SDN BHD and the discontinuation of Fuji Fabrication, SDN BHD. (See Note 12)

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

4.	Property and equipment:

Major classifications of property and equipment are as follows:

Leasehold improvements	$150,961

Manufacturing equipment	584,857

Office equipment	128,486

864,304

Less accumulated depreciation	274,546

$589,758

SETO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Commitments and contingencies:

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

April 30, 2002	$60,000

April 30, 2003	64,500

April 30, 2004	66,000

April 30, 2005	66,000

April 30, 2006	66,000

Thereafter	487,500

$810,000

Rent expense amounted to $16,921 and $20,792 for the three months ended April 30, 2001 and 2000, respectively

6.	Notes payable and long-term debt:

The Company had an outstanding line of credit with a financial institution in the amount of $1,000,000. The line of credit carries interest at an annual rate of 2.9% plus the 30 day dealer commercial paper rate with an expiration date of October 31, 2001. As of April 30, 2001, the Company had utilized $995,830 of the line of credit. The loan is secured by the personal guarantee of the Company’s president and the assets of Seto Holdings, Inc.

Long-term debt of the domestic companies consists of the following:

				Balance
				April 30,
			Rate	2000	Maturity

Equipment loan	(a	)	15%	$47,169	2004

Shareholder	(b	)	15%	90,511	2004

Shareholder	(b	)	10%	31,375	2002

				169,055

Less current portion				86,462

				$82,593

(a)	The note is payable in monthly installments of $1,607, including interest. Equipment which cost $57,426 is pledged as collateral.

(b)	The notes are payable to shareholders in monthly amounts aggregating $8,364, including interest.

The maturities of these loans are as follows:

April 30, 2002	$86,492

April 30, 2003	63,420

April 30, 2004	17,555

April 30, 2005	1,587

$169,054

DTI:

Capitalized lease	$24,699

Due to directors	$69,501

SETO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Income taxes:

Provision for income taxes (benefit)for the three months ended April 30:

	2001	2000

Domestic:

Current	$1,300	$31,500

Deferred		(43,837)

Total (benefit) expense	$1,300	($12,337)

A reconciliation of the income tax provision at the federal statutory rate to the income tax provision at the effective tax rate is as follows:

	2001	2000

Income tax computed at the domestic federal statutory rates	$7,893	$24,000

State tax (net of federal benefit)	1,300	7,500

Reduction in valuation allowance	(7893)	(43,837)

Net income tax expense (benefit)	$1,300	($12,337)

The components of deferred tax assets and liabilities consist of the following:

Deferred tax asset:

Net operating loss carryforward	$475,000

Total deferred tax asset	475,000

Valuation allowance	139,874

$335,126

The Company has a net operating loss carry forward of approximately $1,600,000 for federal and state purposes which will expire in 2009.

8.	Employment and consulting agreements:

Employment agreements:

On May 1, 1996, the Company entered into employment agreements with its President and Vice President. The term of the agreements covers a five year period expiring April 30, 2006. Compensation is set at a base of $125,000 and $110,000 for the President and Vice President, respectively, with each getting a bonus of 5% of the increase in Seto Holdings, Inc./East Coast Sales consolidated net income over the net income from the previous years. Each employee also received 1,000,000 stock options at $.25, 1,000,000 stock options at $.10 and 500,000 stock options at $.50. The Vice President also received 50,000 stock options at $.50 in February 2000. The options were not part of the 1997 Non-statutory Stock Option Plan effectuated March 25, 1997. As of April 30, 2001, none of these options had been exercised.

SETO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Employment and consulting agreements (continued):

Employment agreements (continued):

On July 15, 1998, the Company entered into an employment agreement with the acting secretary of the Company. The term of the agreement covers a five year period expiring April 30, 2006. Compensation is set at a base of $60,000 with a bonus of 2% of any increase in Seto Holdings, Inc./East Coast Sales consolidated net income over the net income from the previous years. The employee also received 550,000 stock options exercisable at $.50 per share, none of which have been exercised as of April 30, 2001. These options were not part of the 1997 non-statutory stock option Plan effectuated March 25, 1997.

9.	Computation of earnings per share:

	Three months ended April 30,

	2001	2000

Weighted average number of common shares outstanding	14,361,000	18,673,600

Assumed conversion of

stock options	5,525,000	6,000,000

Weighted average number of common shares outstanding	19,886,000	24,673,600

10.	Principal products and segmentation of sales:

The Company’s principal products are industrial ceramics, diamond cutting tools and cellular phone batteries. The tools include dicing blades which are components of precision electronic saws, scribes which are used to cut silicon wafers, porcelain and ceramic molds and dressers which are used for the shading and forming of grinding wheels in the machine tool industry.

Financial information relating to the principal industry segments and classes of products:

	April 30,	April 30,
	2001	2000

Sales to customers:

Industry A:

Ceramics	$430,637	$401,382

Industry B:

Diamond tools	217,342	261,676

Industry C:

Rechargeable batteries	738,441	433,925

Miscellaneous	16,420	15,304

	$1,402,840	$1,112,287

SETO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Principal products and segmentation of sales (continued):

	April 30,	April 30,
	2001	2000

Operating profit or loss:

Industry A	$148,942	$118,865

Industry B	(82,363)	(34,819)

Industry C	72,802	63,893

Miscellaneous	7,631	6,090

	$147,012	$154,029

Identifiable assets:

Industry A	$583,701	$454,889

Industry B	1,489,337	1,746,975

Industry C	992,583	682,294

	$3,065,621	$2,884,158

Foreign and domestic operations and export sales:

	April 30,	April 30,
	2001	2000

Sales to customers:

United States	$438,469	$674,268

Far East	718,831	200,434

Canada	245,540	237,585

	$1,402,840	$1,112,287

Operating profit:

United States	$14,701	$93,372

Far East	129,371	27,756

Canada	2,940	32,901

	$147,012	$154,029

Identifiable assets:

United States	$950,343	$1,748,377

Far East	1,563,467	519,725

Canada	551,811	616,056

	$3,065,621	$2,884,158

SETO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Supplemental cash flow information:

	2001	2000

Interest paid during the period	$28,903	$84,346

Income taxes paid during the period	$0	$0

Supplemental schedule of non-cash investing and financing activities:

Issuance of common shares for consulting contract		$220,600

12.	Discontinued operations:

On February 1, 2001, the Company adopted a formal plan to sell Fuji Fabrication, SDN, BHD. The anticipated disposal date is approximately July 31, 2001. The assets of Fuji Fabrication to be sold consist primarily of inventories and equipment.

Operating results of Fuji Fabrication for the three months ended April 30, 2001 are shown separately in the accompanying consolidated statement of income. The consolidated statement of income for April 30, 2000 has been restated and operating results of Fuji Fabrication are also shown separately.

Net sales of Fuji Fabrication for 2001 and 2,000 were $33,259 and $255,889, respectively. These amounts are not included in net sales in the accompanying consolidated statement of income.

In January 2001, the Company disposed of its subsidiary FIMAS SDN BHD and took back the 5,000,000 shares of its common stock issued in the acquisition. The net sales of Fimas SDN BHD for the three months ended April 30, 2000 amounted to $3,921,246. This amount is not included in net sales in the accompanying consolidated statement of income.

MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview and General Developments

1.	At the end of fiscal year 2001 ending January 31, 2001, the Company disassociated itself from Fimas Sdn. Bhd. (“Fimas”). Following that step, Management further evaluated its holdings and product lines and concluded that it would discontinue the operation of Fuji Fabrication Sdn. Bhd. (“Fuji”) located in Malaysia. Management stated that to a large extent, Fuji had become a duplication of the manufacturing and marketing efforts of Hong Kong Batteries Industries Ltd. (“HKbil”) and that its strategic closing would not affect the Company’s overall battery business. HKbil has several sources of supply with more attractive pricing structures.

Fuji discontinued operations as of February 1. At the same time, Management has arranged for a $290,000 asset sale of Fuji’s equipment, supplies and material while the Company itself will work down Fuji’s receivables and payables. The agreement is in place for the asset sale calling for a cash payment of $150,000 at the time of asset shipment and $140,000 over the following three (3) months. That shipment is anticipated to take place by July 31 (see Liquidity and Capital Resources).

As part of the overall evaluation, Management decided that its SETO Tech Sdn. Bhd subsidiary (formerly SETO Tech dot com) held a very promising potential and that it would take steps to enhance and further its business; to wit: from a relatively dormant year, it projects sales of approximately $1,000,000 and net income of $100,000. This Malaysian subsidiary provides contract manufacturing services from multiple third party sources for U.S. companies seeking lower cost products for their domestic market.

Management does not foresee any further organizational restructuring in the near future. It strongly believes that the Company’s product lines are now consolidated, stabilized and better focussed and that its operations will be efficient and more profitable. As a result, Management forecasts a fiscal year 2002 sales increase of at least 42% to $8.0 million and net income in excess of $600,000.

Going forward, the Company’s prime product lines will be technical ceramics, diamond coated tools, rechargeable batteries and accessories and contract manufacturing services.

2. Financial Condition

Management believes its financial condition remains healthy. As of April 30, 2001, its cash position is $735,771, essentially the same as that at the end of the previous quarter. The decreases from the previous quarter in total current assets and total assets, 9.9% and 3.6% respectively, are normal results of the impact of the residual expenses of the earlier mentioned Fimas disassociation and the more current Fuji discontinuation which are reflected in decreases in accounts receivable, inventory and prepaid expenses and other assets, 10.0%, 11.5%, and 50.1% respectively. On the other side of the ledger and in a positive vein, total current liabilities dropped 9.1% and long-term debt dropped 32.3% while total shareholders’ equity increased by 3.3% to $2,296,909 as compared to the previous quarter.

FIRST QUARTER 2001 COMPARED TO 2000

    In the fiscal quarter ended April 30, 2001, net sales increased 26.2% to $1,402,840 from $1,112,287 and, disregarding the discontinued operation, income from operations decreased 11.4% to $121,950 from $136,131 compared to the previous fiscal quarter ended April 30, 2000. Both factors were mostly attributable to the battery line of HKbil with its substantial 70.2% increase in sales and its relatively low gross profit margin of 21.7% which reduced the Company’s gross profit margin by 23.2%. As far as costs were concerned, there was a 17.7% improvement in selling, general and administrative expenses as a percentage of sales when comparing the quarter ending April 30, 2001 to the previous year’s quarter.

    Management commented that it was more than satisfied with the results of the current quarter since it had experienced an absorption of one time expenses associated with the aforementioned disassociation of (Fimas) and the discontinuation of (Fuji). Management further pointed out that extrapolating the first quarter operating results to predict the results for the fiscal year was not appropriate because of the anticipated sales increases in the ceramics, battery and contract manufacturing services product lines.

Further, the minimum annual sales forecast of $8.0 million is supported by a $2.0 million backlog to be shipped over the next four (4) months.

LIQUIDITY AND CAPITAL RESOURCES

    At April 30, 2001, the Company had current assets of $2,540,144, inclusive of $735,771 of unrestricted cash, and current liabilities of $2,028,405 yielding a current ratio of 1.25:1, essentially identical to the ratio of January 31, 2001. The current ratio is in the upper range of its historical experience so that Management believes that this measure of a company’s ability to meet current obligations reflects positively on the Company’s financial condition. This is particularly true when one takes into consideration the expenses associated with the disassociation (Fimas) and the discontinuance (Fuji).

    As described in the Overview and General Developments section, Fuji’s asset sale should generate $290,000 in cash over a period of less than 6 months hence. Although a distinct benefit, Management does not feel that this cash inflow is essential to meeting its needs and that standard cash flow will suffice for the remainder of the fiscal year.

    There are no plans for large scale, high priced equipment purchases as of now. The Company did, however, just purchase a laminar flow 10K clean room work station ($4000) and a computerized profile projector ($30,000). In addition, it will shortly purchase two (2) portable 10K clean rooms ($40,000). All of the latter are for its DTI Technology Sdn. Bhd subsidiary in Malaysia and will be paid for as a consequence of Malaysian financial institution equipment lease loan facility.

    On the other hand, although no such prospects are presently known, funds for any strategic acquisitions, which the Company has decided to restrict to the U.S., will have to emanate from new financing sources. Although discussions are in process for such transactions and additional sources would have to be explored, there is no assurance that such funds will become available and if so, that it will be sufficient and on acceptable terms to satisfy requirements.

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

Effects of Foreign Currency Fluctuations

    The Company’s foreign operations are subject to risks related to fluctuations in foreign currency exchange rates. During the first quarter of fiscal year 2002, the foreign currency exchange gain was $2; and during the first quarter of fiscal year 2000 the foreign currency exchange loss was $2401, and thus neither materially impacted operational results.

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

Disclosures About Market Risk

    The Company is exposed to market risks primarily from changes in interest rates and foreign currency exchange rates. To manage exposure to these fluctuations, the Company may occasionally enter into various hedging transactions. The Company does not use derivatives for trading purposes, or to generate income or to engage in speculative activity, and the Company never uses leveraged derivatives. The Company does not use derivatives to hedge the value of its net investments in these foreign operations.

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

Forward Looking Statements

    This “Management’s Discussion and Analysis or Plan of Operation” contains statements which are not historical facts and are forward-looking statements which reflect management’s expectations, estimates and assumptions. Such statements are based on information available at the time this Form 10-QSB was prepared and involve risks and uncertainties that could cause future results, performance and achievements of the Company to differ significantly from projected results. Factors that could cause actual future results to differ materially include, among others, the risks of doing business in Malaysia, Hong Kong, Southeast Asia in general, and other parts of the globe including, without limitation, economic and political conditions; foreign currency translation risks; tariffs and other foreign trade policies and dependence on inexpensive labor in such countries; partial dependence on the semiconductor, ceramic, electronic, telecommunication manufacturing industries, and manufacturing industries in general; availability of raw materials; intense competition and technological obsolescence. The Company assumes no obligation to update such forward-looking statements, if any, at any time.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SETO HOLDINGS, INC

(Registrant)

By /s/ Eugene J. Pian

Eugene J. Pian, President

Date: June 14, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Eugene J. Pian

Eugene J. Pian Director

Date: June 14, 2001

/s/ Craig A. Pian

Craig A. Pian Director

Date: June 14, 2001

/s/ Francine Pian

Francine Pian Director

Date: June 14, 2001