Form 10QSB
period 2001-07-31
SETO HOLDINGS INC
filed 2001-09-14
CIK 794998

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2001

or

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

Yes  X   No

Indicate the number of Shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2001

Common Stock, par value $.001 per share	14,241,600

INDEX

Part I. Financial Information

Item 1. Consolidated financial statements:

Balance sheet as of July 31, 2001	F-2

Statement of income for the six and three months ended July 31, 2001 and 2000	F-3

Statement of comprehensive income for the six and three months ended July 31, 2001 and 2000	F-4

Statement of cash flows for the six and three months ended July 31, 2001 and 2000	F-5

Notes to consolidated financial statements	F-6 - F-11

Item 2. Management’s discussion and analysis of financial condition

Part II. Other information

Signatures

SETO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET — JULY 31, 2001

ASSETS

Current assets:

Cash	$763,184

Accounts receivable, less allowance for doubtful accounts of $10,350	661,479

Inventory	883,282

Prepaid expenses and other assets	89,561

Deferred tax asset, current portion	114,209

Total current assets	2,511,715

Property and equipment	684,533

Other assets:

Goodwill, net of amortization	822,717

Security deposits	53,929

Deferred tax asset, net of current portion	220,917

Net assets of discontinued operations	277 779

1,375,342

$4,571,590

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Current portion of long-term debt	$82,679

Notes payable	1,000,000

Accounts payable	665,650

Accrued expenses	199,884

Total current liabilities	1,948,213

Long-term debt, net of current portion	62,186

Deferred lease liability	19,500

Deferred income taxes payable	41,189

Commitments and contingencies

Shareholders’ equity:

Common stock par value $.001; 100,000,000 shares authorized; 14,271,000 shares issued	14,271

Additional paid in capital	4,364,035

Currency translation adjustment	(219,119)

Retained earnings (deficit)	(1,649,659)

2,509,528

Less common shares held in treasury, 29,400 shares at cost	(9,026)

2,500,502

$4,571,590

See notes to consolidated financial statements.

SETO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

SIX AND THREE MONTHS ENDED JULY 31, 2001 AND 2000

	Six Months Ended		Three Months Ended
	July 31,		July 31,

		2000		2000
	2001	Restated	2001	Restated

Net sales	$2,641,362	$2,321,025	$1,238,522	$1,208,738

Cost of sales	1,432,123	1,230,660	644,751	723,704

Gross profit	1,209,239	1,090,365	593,771	485,034

Selling, general and administrative expenses	862,052	845,593	393,596	394,291

Income from operations	347,187	244,772	200,175	90,743

Other income (expenses):

Interest income	7,830	5,968	3,991	5,673

Interest expense	(44,767)	(63,133)	(15,864)	(35,004)

Foreign currency exchange	(188)	(23)	(190)	2,378

	(37,125)	(57,188)	(12,063)	(26,953)

Income before income taxes	310,062	187,584	188,112	63,790

Income tax	3,279	2,639	1,979	14,976

Income from continuing operations	306,783	184,945	186,133	48,814

Discontinued operations:

Income (loss) from operations of subsidiaries	27,102	110,333	48,482	(26,407)

Net income	$333,885	$295,278	$234,615	$22,407

Earnings per share information:

Income from continuing operations

Basic	$0.02	$0.01	$0.01	$0.00

Diluted	$0.02	$0.01	$0.01	$0.00

Discontinued operations:

Basic	$0.00	$0.01	$0.00	$(0.00)

Diluted	$0.00	$0.00	$0.00	$(0.00)

See notes to consolidated financial statements.

SETO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

SIX AND THREE MONTHS ENDED JULY 31, 2001 AND 2000

	Six Months Ended		Three Months Ended
	July 31,		July 31,

		2000		2000
	2001	Restated	2001	Restated

Net income	$333,885	$295,278	$234,615	$22,407

Other comprehensive loss, net of tax:

Foreign currency translation adjustment		(53,300)		8,772

Comprehensive income	$333,885	$241,978	$234,615	$31,179

See notes to consolidated financial statements.

SETO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JULY 31, 2001 AND 2000

		2000
	2001	Restated

Operating activities:

Income from continuing operations	$306,783	$184,945

Adjustments to reconcile net income to cash provided by continuing operations:

Depreciation and amortization	55,151	57,996

Compensatory stock surrendered	(25,200)

Changes in other operating assets and liabilities:

Accounts receivable	28,560	(185,901)

Inventories	(74,630)	(59,268)

Prepaid expenses and other current assets	32,546	57,760

Deferred tax assets		(7,500)

Other assets	(46,982)	(159,516)

Accounts payable, and accrued expenses	80,985	(256,137)

Deferred lease liability	3,000	3,000

Net cash used in continuing operations	360,213	(364,621)

Net cash provided by (used in) discontinued operations	(26,678)	322,048

Net cash provided by (used in) operating activities	333,535	(42,573)

Investing activities:

Purchase of property and equipment	(108 405	(153,659)

Net cash used in investing activities	(108,405)	(153,659)

Financing activities:

Proceeds from issuance of common stock		945,287

Proceeds from financing	18,847	750,000

Payment of debt	(80,022)	(654,569)

Net cash provided by (used in) financing activities	(61,175)	1,040,718

Effect of exchange rate changes on cash		40,473

Net increase in cash	163,955	884,959

Cash, beginning of period	599,229	349,547

Cash, end of period	$763,184	$1,234,506

See notes to consolidated financial statements.

SETO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three months ended is not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report for the year ended January 31, 2001 included in its Annual Report filed on Form 10-KSB.

2.	Principles of consolidation:

The consolidated financial statements of Seto Holdings, Inc. and subsidiaries include all the accounts of Seto Holdings, Inc., East Coast Sales Company, DTI Technology, SDN BHD, Fuji Fabrication and SDN BHD, Hong Kong Batteries Industries, Ltd. after elimination of all significant intercompany transactions and accounts.

The financial statements for the six and three months ended July 31, 2000 have been restated to give effect to the disposition of Fimas SDN BHD and the discontinuation of Fuji Fabrication, SDN BHD. (See Note 12)

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

4.	Property and equipment:

Major classifications of property and equipment are as follows:

Leasehold improvements	$150,961

Manufacturing equipment	701,115

Office equipment	128,486

980,562

Less accumulated depreciation	296,029

$684,533

SETO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Commitments and contingencies:

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

July 31, 2002	$61,500

July 31, 2003	66,000

July 31, 2004	66,000

July 31, 2005	66,000

July 31, 2006	66,000

Thereafter	469,500

$795,000

Rent expense amounted to $34,561 and $36,477 for the six months ended July 30, 2001 and 2000, respectively.

6.	Notes payable and long-term debt:

The Company had an outstanding line of credit with a financial institution in the amount of $1,000,000. The line of credit carries interest at an annual rate of 2.9% plus the 30 day dealer commercial paper rate with an expiration date of October 31, 2001. As of July 31, 2001, the Company had utilized $1,000,000 of the line of credit. The loan is secured by the personal guarantee of the Company’s president and the assets of Seto Holdings, Inc.

Long-term debt of the domestic companies consists of the following:

				Balance
				July 31,
			Rate	2000	Maturity

Equipment loan	(a	)	15%	$44,114	2004

Shareholder	(b	)	15%	79,575	2003

Shareholder	(b	)	10%	21,176	2002

				144,865

Less current portion				82,679

				$621,863

(a)	The note is payable in monthly installments of $1,607, including interest. Equipment which cost $57,426 is pledged as collateral.

(b)	The notes are payable to shareholders in monthly amounts aggregating $8,364, including interest.

The maturities of these loans are as follows:

	July 31, 2002	$82,679

	July 31, 2003	47,185

	July 31, 2004	15,001

		$144,865

DTI:

	Capitalized lease	$24,227

	Due to directors	$69,527

SETO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Income taxes:

Provision for income taxes (benefit) for the six months ended July 31:

	2001	2000

Domestic:

Current	$3,279	$2,639

Deferred

Total (benefit) expense	$3,279	$2,639

A reconciliation of the income tax provision at the federal statutory rate to the income tax provision at the effective tax rate is as follows:

	2001	2000

Income tax computed at the domestic federal statutory rates	$28,594	$22,026

State tax (net of federal benefit)	3,279	2,639

Reduction in valuation allowance	(28,594)	(22,026)

Net income tax expense (benefit)	$3,279	$2,639

The components of deferred tax assets and liabilities consist of the following:

Deferred tax asset:
Net operating loss carryforward	$475,000

Total deferred tax asset	475,000

Valuation allowance	139,874

$335,126

The Company has a net operating loss carry forward of approximately $1,600,000 for federal and state purposes which will expire in 2009.

8.	Employment and consulting agreements:

Employment agreements:

On May 1, 1996, the Company entered into employment agreements with its President and Vice President. The term of the agreements covers a five year period expiring April 30, 2006. Compensation is set at a base of $125,000 and $110,000 for the President and Vice President, respectively, with each getting a bonus of 5% of the increase in Seto Holdings, Inc./East Coast Sales consolidated net income over the net income from the previous years. Each employee also received 1,000,000 stock options at $.25, 1,000,000 stock options at $.10 and 500,000 stock options at $.50. The Vice President also received 50,000 stock options at $.50 in February 2000. The options were not part of the 1997 Non-statutory Stock Option Plan effectuated March 25, 1997. As of July 31, 2001, none of these options had been exercised.

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

9.	Computation of earnings per share:

	Six Months		Three months
	ended		ended
	July 31,		July 31,

	2001	2000	2001	2000

Weighted average number of common shares outstanding	14,315,254	19,090,069	14,271,000	19,467,165

Assumed conversion of stock options	5,525,000	6,063,000	5,525,000	6,126,000

Weighted average number of common shares outstanding	19,840,254	25,153,069	19,796,000	25,593,165

10.	Principal products and segmentation of sales:

The Company’s principal products are industrial ceramics, diamond cutting tools and cellular phone batteries. The tools include dicing blades which are components of precision electronic saws, scribes which are used to cut silicon wafers, porcelain and ceramic molds and dressers which are used for the shading and forming of grinding wheels in the machine tool industry.

Financial information relating to the principal industry segments and classes of products:

	July 31,	July 31,
	2001	2000

Sales to customers:

Industry A:

Ceramics	$809,262	$661,663

Industry B:

Diamond tools	419,303	419,699

Industry C:

Rechargeable batteries	1,166,950	1,173,683

Miscellaneous	245,847	65,980

	$2,641,362	$2,321,025

SETO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Principal products and segmentation of sales (continued):

Financial information relating to the principal industry segments and classes of products (continued):

	July 31,	July 31,
	2001	2000

Operating profit or loss:

Industry A	$282,277	$102,021

Industry B	(133,600)	(133,444)

Industry C	127,460	191,398

Miscellaneous	71,050	40,200

	$347,187	$200,175

Identifiable assets:

Industry A	$672,363	$541,835

Industry B	1,492,916	1,798,725

Industry C	881,964	765,430

	$3,047,243	$3,105,990

	July 31,	July 31,
	2001	2000

Sales to customers:

United States	$1,253,387	$1,183,723

Far East	1,019,272	858,779

Canada	368,703	278,523

	$2,641,362	$2,321,025

Operating profit:

United States	$131,931	$80,070

Far East	142,347	70,061

Canada	72,909	50,044

	$347,187	$200,175

Identifiable assets:

United States	$944,645	$993,917

Far East	1,554,094	1,584,055

Canada	548,504	528,018

	$3,047,243	$3,105,990

SETO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Supplemental cash flow information:

	2001	2000

Interest paid during the period	$44,767	$15,864

Income taxes paid during the period	$0	$0

Supplemental schedule of non–cash investing and financing activities:

Issuance of common shares for consulting contract		$220,600

12.	Discontinued operations:

On February 1, 2001, the Company adopted a formal plan to sell Fuji Fabrication, SDN, BHD. The anticipated disposal date is approximately July 31, 2001. The assets of Fuji Fabrication to be sold consist primarily of inventories and equipment.

Operating results of Fuji Fabrication for the six months ended July 31, 2001 are shown separately in the accompanying consolidated statement of income. The consolidated statement of income for July 31, 2000 has been restated and operating results of Fuji Fabrication are also shown separately.

Net sales of Fuji Fabrication for 2001 and 2,000 were $163,256 and $443,186, respectively. These amounts are not included in net sales in the accompanying consolidated statement of income.

In January 2001, the Company disposed of its subsidiary FIMAS SDN BHD and took back the 5,000,000 shares of its common stock issued in the acquisition. The net sales of Fimas SDN BHD for the six months ended July 31, 2000 amounted to $10,325,638. This amount is not included in net sales in the accompanying consolidated statement of income.

MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview and General Developments

1.     General

Because of the earlier disassociation of Fimas Sdn Bhd (“Fimas”) at the end of fiscal year 2001 (ending January 31, 2001), the results for the three months and six months ended July 31, 2000 have been restated and utilized in this report for comparison purposes. Also, the closing of Fuji Fabrication Sdn Bhd (“Fuji”), as of the start of fiscal year 2002, the current fiscal year, resulted in their operations reflected in the Financial Statements as “discontinued operations.” Both Fimas and Fuji were located in Malaysia.

The asset sale of Fuji’s equipment, supplies and material is still in process requiring a cash payment of $150,000 at the time of asset shipment and $140,000 over the following three (3) months. Management anticipates that the transaction will be totally completed during this fiscal year and that after the Company works down Fuji’s receivables and payables, cash reserves will be increased by approximately $50,000.

Even with the conclusion of the operations of Fuji and Fimas, the Company continues to have a substantial presence in the Far East, Malaysia in particular, and, generally, revenue derived globally. During the current second quarter, 38.6% of its revenue was derived from the Far East and 13.9% came from Canada. Thus, global as well as domestic economic conditions are of great interest to Management. Although there was some reduction in net sales in the second quarter of this fiscal year as compared to the first quarter, net income more than doubled from $99,270 to $234,615. Following its strategic corporate restructuring, as a minimum, management believes that this profit trend will continue and probably improve. A substantial portion of this improvement will be derived from its industrial ceramics product line and the new emphasis on SETO Technology Sdn Bhd’s contract manufacturing services for multiple third parties in the U.S., especially on medical and automotive products. The latter contributed net sales of $229,427 during the current quarter as compared to less than $20,000 in the previous quarter and $63,786 in net income or 27.8% of its sales.

Management believes that its product lines, now stabilized and better focussed and efficient, will realize a net income in excess of $600,000 during the fiscal year 2002 which will be the Company’s highest annual result, and remain in a range of 10% to 15% of sales.

2.     Financial Condition

Management believes its financial condition is healthy and will remain very much so for the remainder of this 2002 fiscal year. As of July 31, 2001, its cash position improved 3.7% over the previous quarter to $763,184. The nominal decreases from the previous quarter in total current assets and total assets, 1.1% and 2.3% respectively, are normal results of the impact of the residual expenses from the wrap-up of the earlier Fimas disassociation and the still on-going efforts related to the Fuji discontinuation, mostly a 14.3% decrease in accounts receivable. On the other side of the ledger and in a positive vein, total current liabilities dropped 3.9%, long term debt (manageable equipment and shareholder loans) dropped 14.3% and total shareholders’ equity increased by 8.9% to $2,500,502.

SECOND QUARTER 2001 COMPARED TO 2000

Disregarding discontinued operations, in the fiscal quarter ended July 31, 2001, net sales increased 2.5% to $1,238,522 from $1,208,738 and net income increased over nine (9) times to $234,615 from $22,407 compared to the previous fiscal quarter ended July 31, 2000. Management points to the 19.5% increase in gross profit from quarter to quarter as the major reason for this improvement. Reflecting the different aspects of the product lines in which the Company is engaged (contract manufacturing services, distribution, manufacturing), from subsidiary to subsidiary gross profit margin varied from 29.4% to 66.3% and averages, for the Company as a whole, at 47.9%, a satisfactory level that management feels can continue for the remainder of the year.

Management believes that global economic conditions will only slightly impact financial results for the remainder of the fiscal year. Management is confident that net sales and net profit will continue to grow and points to the bookings as the quarter ended which was in excess of $1,500,000 and to be satisfied over the next four (4) months as a promising sign.

SIX MONTHS ENDED JULY 31, 2001 COMPARED TO SIX MONTHS ENDED JULY 31, 2000

For the six months ended July 31, 2001 compared to the six months ended July 31, 2000, net sales increased 13.8% to $2,641,362 over sales of $2,321,025 for the previous year’s comparable period. Net income for the six months ended July 31, 2001 was $333,885 a 13.1% increase over net income of $295,278 for the previous year’s comparable period. Contributing to the latter increase was a drop in the selling, general and administrative expenses ratio of 10.4% as a function of sales.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2001, the Company had current assets of $2,511,715 inclusive of $763,184 of unrestricted cash, and current liabilities of $1,949,213 yielding a current ratio of 1.29:1, a 3.2% increase over the ratio of April 30, 2001. The current ratio is in the upper range of its historical experience so that Management believes that this measure of a company’s ability to meet current obligations reflects positively on the Company’s financial condition. This is particularly true when one takes into consideration the residual expenses associated with the disassociation (Fimas) and the discontinuance (Fuji).

As described in the Overview and General Developments section, Fuji’s asset sale should generate net cash monthly over a period of less than 3 months hence. Although a distinct benefit, Management does not feel that this cash inflow is essential to meeting its needs and that standard cash flow will suffice for the remainder of the fiscal year.

There are no plans for large scale, high-priced equipment purchases as of now. The Company does have a need for dicing saws, both for replacement purposes as well as growth needs. These $35,000 pieces of equipment are utilized in the very profitable cutting portion of the industrial ceramics product line. One saw was purchased last quarter and another will be purchased during the next quarter. Dicing saws are generally readily financed on a lease loan basis.

The Company’s line of credit of $1 million is with a friendly and cooperative financial institution. It is fully extended and utilized at this point in time. Although no assurances can be given, the Company is satisfactorily servicing the loan and expects no problems in continuing to do so.

On the other hand, although no such prospects are presently known, funds for any strategic acquisitions, which the Company has decided to restrict to the U.S. will have to emanate from new financing sources. Although discussions are in process for such transactions and additional sources would have to be explored, there is no assurance that such funds will become available and if so, that it will be sufficient and on acceptable terms to satisfy requirements.

A small percentage of the Company’s profits may not be distributable to the Company’s other subsidiaries or as dividends. Under Malaysian law, a Malaysian corporation is required to maintain a statutory reserve of five percent (5%) of profit after taxation in accordance with the Foreign Investment Law until such reserve equals ten percent (10%) of legal capital. Such reserve is non-distributable

Effects of Foreign Currency Fluctuations

The Company’s foreign operations are subject to risks related to fluctuations in foreign currency exchange rates. During the second quarter of fiscal year 2002, the foreign currency exchange loss was $190; and during the first six months of fiscal year 2000 the foreign currency exchange gain was $2378, and thus neither materially impacted operational results.

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

While future fluctuations in currency rates could impact results of operations or financial conditions, as now constituted, foreign operations are expected to continue to provide strong revenue and earnings growth.

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

Also, the Company faces the possibility of adverse market conditions from technological changes, shifting product emphasis among competitors and the entry of new competitors into the market.

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

Date: September 14, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Eugene J. Pian Eugene J. Pian Director

Date: September 14, 2001

/s/ Craig A. Pian Craig A. Pian Director

Date: September 14, 2001

/s/ Francine Pian Francine Pian Director

Date: September 14, 2001