Form 10QSB
period 2001-10-31
SETO HOLDINGS INC
filed 2001-12-14
CIK 794998

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2001

or

( )	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1939
For the transition period from to

Commission File Number: 33-5820-LA

SETO HOLDINGS, INC
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

 Yes   X      No

Indicate the number of Shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2001

Common Stock, par value $.001 per share	14,241,600

INDEX

Part I. Financial Information

Item 1. Consolidated financial statements:

Balance sheet as of October 31, 2001	F-2

Statement of income (loss) for the nine and three months ended October 31, 2001 and 2000	F-3

Statement of comprehensive income for the nine and three months ended October 31, 2001 and 2000	F-4

Statement of cash flows for the nine months ended October 31, 2001 and 2000	F-5

Notes to consolidated financial statements	F-6 — F-14

Item 2. Management’s discussion and analysis of financial condition

Part II. Other information

Signatures

SETO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET — OCTOBER 31, 2001

ASSETS

Current assets:
Cash	$600,244
Accounts receivable, less allowance for doubtful accounts of $10,350	981,879
Note receivable	293,015
Inventory	921,670
Prepaid expenses and other assets	151,924
Deferred tax asset, current portion	114,209

Total current assets	3,062,941

Property and equipment	752,484

Other assets:
Goodwill, net of amortization	830,345
Security deposits	6,000
Deferred tax asset, net of current portion	220,917

1,057,262

$4,872,687

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$74,570
Notes payable	1,017,963
Accounts payable	663,279
Accrued expenses	443,910

Total current liabilities	2,199,722

Long-term debt, net of current portion	54,489

Deferred lease liability	21,000

Commitments and contingencies:
Shareholders’ equity:
Common stock par value $.001; 100,000,000 shares authorized; 14,271,000 shares issued	14,271
Additional paid in capital	4,364,035
Currency translation adjustment	(150,576)
Retained earnings (deficit)	(1,621,228)

2,606,502
Less common shares held in treasury, 29,400 shares at cost	(9,026)

2,597,476

$4,872,687

See notes to consolidated financial statements.

SETO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (LOSS)
NINE AND THREE MONTHS ENDED OCTOBER 31, 2001 AND 2000

	Nine Months Ended		Three Months Ended
	October 31,		October 31,

		2000		2000
	2001	Restated	2001	Restated

Net sales	$4,241,536	$3,751,136	$1,600,174	$1,496,091
Cost of sales	2,377,409	2,090,639	945,286	918,655

Gross profit	1,864,127	1,660,497	654,888	577,436
Selling, general and administrative expenses	1,348,547	1,432,723	486,495	617,336

Income from operations	515,580	227,774	168,393	(39,900)

Other income (expenses):
Interest income	11,262		3,432
Interest expense	(64,576)	(103,511)	(19,809)	(46,124)
Foreign currency exchange	(824)	1,115	(636)	836

	(54,138)	(102,396)	(17,013)	(45,288)

Income before income taxes (benefit)	461,442	125,378	151,380	(85,188)
Income tax (benefit)	4,003	(7,500)	724	(10,139)

Income (loss) from continuing operations	457,439	132,878	150,656	(75,049)

Discontinued operations:
Income (loss) from operations of subsidiaries	10,195	192,790	(16,907)	105,439
Loss on disposal of subsidiaries	(12,309)		(12,309)

	(2,114)	192,790	(29,216)	105,439

Net income	$455,325	$325,668	$121,440	$30,390

Earnings per share information:
Income from continuing operations
Basic	$0.03	$0.01	$0.01	$0.00

Diluted	$0.02	$0.01	$0.01	$0.00

Discontinued operations:
Basic	$(0.00)	$0.01	$(0.00)	$0.01

Diluted	$(0.00)	$0.01	$(0.00)	$0.01

See notes to consolidated financial statements.

SETO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
NINE AND THREE MONTHS ENDED OCTOBER 31, 2001 AND 2000

	Six Months Ended		Three Months Ended
	October 31,		October 31,

		2000		2000
	2001	Restated	2001	Restated

Net income	$455,325	$325,668	$121,440	$30,390
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(68,543)	(20,144)	(68,543)	(24,384)

Comprehensive income	$386,782	$305,524	$52,897	$6,006

See notes to consolidated financial statements.

SETO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
NINE MONTHS ENDED OCTOBER 31, 2001 AND 2000

		2000
	2001	Restated

Operating activities:
Income from continuing operations	$457,439	$132,878
Adjustments to reconcile net income to cash provided by continuing operations:
Depreciation and amortization	83,888	49,718
Compensatory stock surrendered	(25,200)
Changes in other operating assets and liabilities:
Accounts receivable	(584,855)	(51,097)
Inventories	(122,361)	(134,056)
Prepaid expenses and other current assets	(29,817)	(326,698)
Deferred tax assets		(7,500)
Other assets	947	7,383
Accounts payable, and accrued expenses	408,505	(398,106)
Deferred lease liability	4,500	4,500

Net cash provided by (used in) continuing operations	193,046	(722,978)
Net cash provided by (used in) discontinued operations	103,680	(159,452)

Net cash provided by (used in) operating activities	296,726	(882,430)

Investing activities:
Purchase of property and equipment	(209 280)	(123,474)

Net cash used in investing activities	(209,280)	(123,474)

Financing activities:
Proceeds from issuance of common stock		758,927
Proceeds from financing	83,847	1,047,325
Payment of debt	(170,278)	(514,039)

Net cash (used in) provided by financing activities	(86,431)	1,292,213

Effect of exchange rate changes on cash		(20,144)

Net increase in cash	1,015	266,165
Cash, beginning of period	599,229	349,547

Cash, end of period	$600,244	$615,712

See notes to consolidated financial statements.

SETO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the nine months ended are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report for the year ended January 31, 2001 included in its Annual Report filed on Form 10-KSB.

2.	NATURE OF OPERATIONS, RISKS AND UNCERTAINTIES:
The Company currently has a minuscule share of the dicing blade and ceramics market. There can be no assurance that the Company will be able to increase its market share or that the market demand will increase. Furthermore, the Company faces the possibility of adverse market conditions from technological changes, shifting product emphasis among competitors and the entry of new competitors in the market.

3.	ACCOUNTS RECEIVABLE:
Following is a summary of receivables at October 31:

Trade accounts	$982,229
Due from employees	10,000

992,229
Less: Allowance for doubtful accounts	(10,350)

$981,879

At October 31, 2001 accounts receivable in the amount of $981,879 was pledged as collateral in connection with bank loans.

SETO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	INVENTORY:
Inventories at October 31, 2001 consist of:

Finished goods	$619,998
Work in process	75,300
Raw Materials	202,440
Supplies	23,932

$921,670

At October 31, 2001 inventory in the amount of $921,670 was pledged as collateral in connection with bank loans

5.	PROPERTY AND EQUIPMENT:
The following is a summary of property and equipment, at cost, less accumulated depreciation:

Leasehold improvements	$150,961
Manufacturing equipment	795,073
Office equipment	128,486

1,074,520
Less accumulated depreciation	(322,036)

Total	$752,484

Depreciation expense charged to operations was $69,875 and $43,252 in 2001 and 2000 respectively.

Machinery and equipment with a cost of $1,074,520 is pledged as collateral for bank loans.

6.	GOODWILL:

In January 1990, the Company acquired East Coast Sales Company for $309,000. The purchase price exceeded the fair value of the assets by $134,281, which was assigned to goodwill and is being amortized on the straight-line basis over forty years. As of October 31, 2001, accumulated amortization of goodwill amounted to $45,471.

In November 1999, the Company acquired Hong Kong Batteries Industries, Ltd for $727,000. The purchase price exceeded the fair value of the assets by $747,300, which was assigned to goodwill and is being amortized on the straight-line basis over forty years. As of October 31, 2001, accumulated amortization of goodwill amounted to $31,094.

7.	NOTES PAYABLE AND LONG-TERM DEBT:

The Company had an outstanding line of credit with a financial institution in the amount of $1,200,000. The line of credit carries interest at an annual rate of 2.9% plus the 30 day dealer commercial paper rate with an expiration date of October 31, 2002. As of October 31, 2001, the Company had utilized $1,017,963 of the line of credit. The personal guarantee of the Company’s president and the assets of the Company secure the loan.

SETO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	NOTES PAYABLE AND LONG-TERM DEBT (Continued):

Long-term debt of the domestic companies consists of the following:

				Balance
				October 31
			Rate	2001	Maturity

Equipment loan	(a	)	15%	$40,940	2004
Shareholder	(b	)	15%	68,226	2003
Shareholder	(b	)	10%	10,720	2002

				119,886
Less current portion				(74,570)

				$45,316

(a)	The note is payable in monthly installments of $1,607, including interest

(b)	The notes are payable to shareholders in monthly amounts aggregating $12,417, including interest

The maturities of these loans are as follows:

October 31, 2002	$74,570
October 31, 2003	34,617
October 31, 2004	10,699

$119,886

Notes payable and long-term debt of the foreign subsidiaries consist of the following:

DTI:
Capitalized lease	$19,041
Less current portion	(9,868)

$9,173

8.	COMMITMENTS AND CONTINGENCIES:

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

October 31, 2002	$63,000
October 31, 2003	66,000
October 31, 2004	66,000
October 31, 2005	66,000
October 31, 2006	66,000
Thereafter	459,000

$786,000

Rent expense charged to operations was $58,477 and $41,211 in 2001 and 2000, respectively.

The Company also leases three vehicles under operating leases with terms expiring through 2003. Total lease expense was $25,803 and $25,803 for the nine months ended October 31, 2001 and 2000 respectively.

SETO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	INCOME TAXES:
The components of income (loss) from continuing operations before provision for income taxes were as follows:

	2001	2000

Income from continuing operations:
Domestic	$176,675	$23,330
Foreign	284,767	102,048

Income from continuing
operations before income taxes	$461,442	$125,378

The federal and state income tax provision (benefit) is summarized as follows:

	2001	2000

Current:
Federal
State	$4,003
Foreign

Total current	4,003

Deferred:
Federal		($7,500)
State
Foreign

Total deferred		(7,500)

Total provision (benefit)	$4,003	($7,500)

A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. Federal Income Tax Rate to income before income taxes as follows:

	2001	2000

Provision for income taxes:
Federal tax at 34%	$155,529	$45,179
State tax, net of federal benefit	2,642	1,386
Foreign tax effect, net	(96,821)	(34,696)
Effect of operating loss carryforward	(56,628)	(19,369)
Discontinued operations	(719)

Provision (benefit) for income tax	4,003	(7,500)

Effective income tax rate	1%	-6%

Deferred tax assets (liabilities) were as follows:
Deferred tax asset:
Loss carry forward	696,171	$525,285
Allowance for doubtful accounts	3,519	3,378

Total deferred	699,690	528,663
Deferred tax liabilities:
Difference in depreciation	(3,400)	(1,062)

Net value before valuation allowance	696,290	527,601
Valuation allowance	(361,164)	(184,975)

Net deferred tax asset	$335,126	$342,626

The Company has a net operating loss carryforward of approximately $2,224,236 to apply against federal and state tax liabilities in the future through the year 2009.

SETO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	INCOME TAXES (Continued):

The Company does not provide for U.S. Income Taxes or foreign withholding taxes on the undistributed earnings of foreign subsidiaries, as such cumulative earnings are intended to be permanently reinvested in those operations. It is not practicable to estimate the amount of unrecognized deferred tax liabilities for these undistributed foreign earnings.

The foreign subsidiaries do not have any tax credits under Section 108 if the Income Tax Act, 1967 (Malaysia) to frank the payment of dividend out of its entire retained profit. For this reason the foreign subsidiaries are liable to a charge equivalent to 28% of the deemed tax deductible from gross dividends payable under section 108(5) of the Income Tax Act, 1967.

10.	COMMON STOCK:

During the nine months ended October 31, 2001, the Company took back 90,000 shares of its common stock from a public relations consultant. The Company had previously expensed $25,200 in consulting fees regarding these shares in their 2001 year-end financial statements. This amount reduced the Company’s public relations expense for the nine months ended October 31, 2001 by $25,200.

11.	EARNINGS PER SHARE:

In February 1997, the FASB issued SFAS No 128, “Earnings Per Share,” which requires presentation of basic and diluted earnings per share. As required, the Company adopted the provisions of SFAS No. 128. Outstanding stock options issued by the Company represent the only dilutive effect reflected in dilutive weighted average shares.

The following reconciles the number of common shares outstanding at October 31, of 2001 and 2000 to the weighted average number of common shares outstanding for the purposes of calculating basic and dilutive earnings per share:

	Nine Months		Three months
	ended October 31,		ended October 31,

	2001	2000	2001	2000

Common shares outstanding at October 31	14,271,000	19,631,600	14,271,000	19,631,000
Effect of using weighted average common shares outstanding	157,311	(326,495)

Basic number of common shares outstanding	14,428,311	19,305,105	14,271,000	19,631,600
Effect of using diluted securities:
Weighted average common equivalent shares from stock options	5,525,000	6,092,428	5,525,000

Diluted number of common shares outstanding	19,953,311	25,397,533	19,796,000	19,631,600

For the three months ended October 31, 2000 the effect of the Company’s common stock options are excluded from the dilutive earnings per share calculation since inclusion of such would be antidilutive.

At October 31, 2001 there were approximately 5,525,000 million shares of common stock potentially issuable with respect to stock options, which could dilute basic earnings per share in the future.

SETO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	COMMON STOCK OPTIONS:
On March 25, 1997, the Company effectuated a Non-statutory Stock Option Plan for the purpose of advancing the interests of the Company and its stockholders by helping the Company obtain and retain the services of key management employee, officers, directors and consultants. The Non-statutory Stock Option Committee of the Board of Directors of the Company administers the Plan. The Committee has full authority and discretion to determine the eligible participants to be granted the options, the date of issuance, exercise price and expiration date. The total number of shares set aside for the Plan is 6,500,000.
Under the Plan, the option exercise price is equal to the fair market value of the Company’s common stock at the date of the grant. Options currently expire no later than ten years from the grant date. Proceeds received by the Company from exercises of stock options are credited to common stock and additional paid-in capital. Additional information with respect to the Plan’s stock option activity is as follows:

		Weighted
		Average
	Number of	Exercis
	Shares	Price

Outstanding at January 31, 2001	5,750,000	$0.29
Cancelled	(225,000)	0.84

Outstanding at October 31, 2001	5,525,000	$0.24

Options exercisable at October 31, 2000	6,150,000	$0.26

Options exercisable at October 31, 2001	5,525,000	$0.24

Stock Options Outstanding

		Weighted
		Average
	Number	Remaining	Weighted
	of	Contractual	Average
	shares	Life in	Exercis
Ranges of Exercise	Outstanding	Years	Price

$0.10 - $0.25	4,000,000	4.50	$0.14
$0.26 - $0.50	1,500,000	2.80	0.50
$0.51 - $1.50	25,000	0.58	1.50

	5,525,000	3.37	$0.24

Stock Options Exercisable

		Weighted
		Average
	Number	Remaining	Weighted
	of	Contractual	Average
	shares	Life in	Exercis
Ranges of Exercise	Outstanding	Years	Price

$0.10 - $0.25	4,000,000	4.50	$0.14
$0.26 - $0.50	1,600,000	2.80	0.50
$0.51 - $1.50	25,000	0.58	1.50

	5,625,000	3.32	$0.24

SETO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	COMMON STOCK OPTIONS (Continued):

The Company has elected to follow APB-25 (Accounting for Stock Issued to Employees) in accounting for its employee stock options. Accordingly, no compensation expense is recognized in the Company’s financial statements because the exercise price of the Company’s employee stock options equals the market price of the Company’s common stock on the date of grant. The Company has determined that the pro forma net income impact under Financial Accounting Standards Board Statement No. 123 (Accounting for Stock-Based Compensation) does not produce a material difference. The Company has noted that the volatility of the stock makes valuation by any other method inconsequential.

13.	DISPOSITION OF SUBSIDIARY:

In January 2001, the Company disposed of its subsidiary Fimas SDN, BHD and reacquired the 5,000,000 shares of its common stock previously issued in the acquisition. The net sales of Fimas SDN, BHD for the nine months ended October 31, 2000 amounted to $18,414,032. This amount is not included in net sales in the accompanying consolidated statement of income.

On February 1, 2001, the Company adopted a formal plan to sell Fuji Fabrication, SDN, BHD. The assets of Fuji Fabrication to be sold consist primarily of inventory and equipment.

The sale of Fuji Fabrication on October 1, 2001 resulted in a selling price of $290,547, which includes a note receivable with a balance of $293,015 including accrued interest.

Net sales of Fuji Fabrication for 2001 and 2000 were $163,256 and $609,192 respectively. These amounts are not included in net sales in the accompanying consolidated statement of income.

	Nine Months Ended		Three Months Ended
	October 31,		October 31,

	2001	2000	2001	2000

Net sales	$163,256	$609,192		$166,006
Cost of sales	199,689	560,916	$17,257	197,398

Gross profit	(36,433)	48,276	(17,257)	(31,392)

Selling, general and administrative expenses	12,399	77,228	2,845	19,434
Interest expense		6,911		1,484
Other income	(59,027)	(2,250)	(3,195)	(1,064)

	(46,628)	81,889	(350)	19,854

Net income (loss)	$10,195	($33,613)	($16,907)	($51,246)

The Company recorded approximately $89,000 for the year ended January 31, 2001 in a provision for severance pay, lease obligations and other related costs, included in the loss from discontinued operations relating to Fimas SDN, BHD in the accompanying statement of income (loss). As of October 31, 2001 the Company has paid $55,000 towards these expenses.

SETO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	PRINCIPAL PRODUCTS AND SEGMENTATION OF SALES:
The Company’s principal products are industrial ceramics, diamond cutting tools, cellular phone batteries and industrial batteries. The tools including dicing blades which are components of precision electronic saws, scribes, which are used to cut silicon wafers, porcelain and ceramic molds and dressers which are used for the shading and forming of grinding wheels in the machine tool industry.

Financial information relating to the principal industry segments and classes of products:

	2001	2000

Sales to customers:
Industry A — Ceramics	$1,519,572	$1,052,972
Industry B — Diamond tools	561,748	608,919
Industry C — Industrial batteries	1,738,902	2,048,244
Industry D — Telecommunication products	421,314	41,001

	$4,241,536	$3,751,136

Operating profit or loss:
Industry A — Ceramics	$518,593	$223,227
Industry B — Diamond tools	(250,292)	(232,364)
Industry C — Industrial batteries	158,297	254,662
Industry D — Telecommunication products	88,982	(17,751)

	$515,580	$227,774

Identifiable assets:
Industry A — Ceramics	$777,131	$801,987
Industry B — Diamond tools	1,772,798	2,482,497
Industry C — Industrial batteries	924,214	982,154
Industry D — Telecommunication products	229,417	199,147
Corporate	1,169,127	5,334,537

	$4,872,687	$9,800,322

Two customers each accounted for more than 10% of total sales and together accounted for approximately 45% of total sales for the year ended October 31, 2001.

Foreign and domestic operations and export sales:

	2001	2000

Sales to customers:
United States	$1,097,625	$1,012,807
Far East	2,709,509	2,325,704
Canada	434,402	412,625

	$4,241,536	$3,751,136

SETO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	PRINCIPAL PRODUCTS AND SEGMENTATION OF SALES (continued):
Foreign and domestic operations and export sales (continued):

	2001	2000

Operating profit:
United States	$123,739	$54,666
Far East	342,861	151,470
Canada	48,980	21,639

	$515,580	$227,775

Identifiable assets:
United States	$2,153,728	$4,263,140
Far East	2,504,561	4,958,963
Canada	214,398	578,219

	$4,872,687	$9,800,322

15.	SUPPLEMENTAL CASH FLOW INFORMATION:

	2001	2000

Interest paid during the year	$64,576	$103,511

Income taxes paid during the year

Supplemental schedule of non-cash investing and financing activities:
(Surrender) issuance of common shares for consulting contract	$(25,200)	$220,600

Purchase of property and equipment on installment financing		$70,611

MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW AND GENERAL DEVELOPMENTS

1. General

     Management believes that the Company’s operating results for the nine and three months ended October 31, 2001, was very satisfactory. Net income for the nine months of fiscal year 2001 was 10.7% of sales. Net sales for the third quarter 2001 was the highest quarter for the fiscal year: 29.2% greater than the second quarter (from $1,238,522 to $1,600,174) and 14.1% greater then the first quarter (from $1,402,840 to $1,600,174). For the three quarters of this year, the Company’s gross profit percentage has averaged approximately 44%, and selling, general and administrative expense are very much under control while only averaging 30%. Each quarter has been profitable with net income ranging from 7.1% of sales in the first quarter to 18.9% of sales in the second quarter (the third quarter was at 7.6% of sales). The strategic corporate restructuring effected at the beginning of this fiscal year which consisted of the disassociation of Fimas Sdn Bhd (“Fimas”) at the end of fiscal 2001, the disposal of Fuji Fabrication Sdn Bhd (“Fuji”); during the current year’s third quarter and the Company’s emphasis on its major product lines (technical ceramics, rechargeable batteries and associated products, diamond coated cutting tools and contract manufacturing services) are the contributing factors.

     Management anticipates reporting net sales of $6 million and net income of $600,000 for fiscal year ending January 2002. The latter would be the Company’s highest annual net income figure in its history. Supporting this projection is the current backlog of $1.6 million, which will be delivered over the next four months, and the success of the Company’s contract manufacturing services line (approximately sales of $600,000 projected for the year), which is a new line as of this fiscal year.

     Discontinued Operations items listed in the Consolidated Statement of Income for the third quarter were a result of Fuji’s loss from operations of $16,907 and the Company’s loss on disposal of Fuji of $12,309 for the third quarter. Coincident with the Fuji termination is the sale of its equipment, supplies and material to a private, independent company for $290,547. Shipment from its location in Malaysia to its destination in Panama is in process as of this writing and should arrive at its destination in December. The principal sum is due and payable in full on September 20, 2002 with interest payments due quarterly through October 2002.

2. Financial Condition

     Management believes its financial condition is healthy and will remain so for the remainder of this 2002 fiscal year and well into next year. As of October 31, 2001, whereas its liquid cash position decreased 21.4% from the previous quarter to $600,244, the combination of cash and accounts receivable increased by 11.1% to $1,582,123. In addition, total current assets and total assets both increased from quarter to quarter by 21.8% and 6.6% respectively in spite of the $29,216 loss from discontinued operations. Also, total shareholders’ equity increased by 3.7% to $2,606,502 during the third quarter.

THIRD QUARTER 2001 COMPARED TO 2000

     Disregarding discontinued operations, in the fiscal quarter ended October 31, 2001, net sales increased 10.2% to $1,600,174 from $1,451,751 and net income increased by a factor of three (3) to $121,440 from $30,390 compared to the previous year’s fiscal quarter ended October 31, 2000. Management stated that the remainder of the product lines following the two divesting actions (Fimas and Fuji) leaves the company with diverse but stabilized lines and improved operating ratios emanating from its several subsidiaries. In the quarter ending October 31, 2001, the gross profit margin was 40.9%, with subsidiaries’ margins ranging from 21.8% to 63.2%; and income from operations as a percentage of sales at 10.5% with subsidiaries ranging from 5.4% to 31.9%. The differing lines’ inherent characteristics dictate the spread so that Management is very comfortable with the current quarter’s results.

     Gross Profit increased by 11% to $654,888 from $591,772 and income from operations increased to $168,393 from a loss of $39,900 when comparing the quarter ended October 31, 2001 to the quarter ended October 31, 2000.

     The biggest contributors to the Company’s improved financial results are the revenue and net income from SETO Technology Sdn Bhd (“SETO Tech”), the Malaysian subsidiary engaged in contract manufacturing services and the technical ceramic line of East Coast Sales (“ECS”). For the quarter ending October 31, 2001, SETO Tech had net sales of $421,314 and ECS sales were $1,519,572 representing 9.9% and 35.8% respectively of total net sales for the quarter. SETO Tech customers are U.S. companies primarily in the medical and automotive industries; ECS sales emanate mostly from the aerospace/jet engine and security/protection business areas.

     Management is confident that net sales and net profit will continue its growth pattern in the next fiscal quarter.

NINE MONTHS ENDED OCTOBER 31, 2001 COMPARED TO NINE MONTHS ENDED OCTOBER 31, 2000

     For the nine months ended October 31, 2001 compared to the nine months ended October 31, 2000, net sales increased by 10.3% to $4,241,536 over sales of $3,751,136 for the previous year’s comparable period. Net income for the nine months ended October 31, 2001 was $455,375, a 39.8% increase over net income of $325,668 for the previous quarter’s comparable period. Contributing to the latter increase was a decrease in the selling, general and administrative expense ratio of 16.8% as a function of sales. The Company’s relative low ratio of SG&A to net sales during the quarter just ended of 31.8% is believed by Management to be a favorable cost factor that will continue at least at that level.

LIQUIDITY AND CAPITAL RESOURCES

     At October 31, 2001, the Company had current assets of $3,062,941 inclusive of $600,244 of unrestricted cash, and current liabilities of $2,199,722 yielding a current ratio of 1.39:1, a 7.0% increase over the ratio of July 31, 2001. The current ratio is in the upper range of its historical experience so that Management believes that this measure of a company’s ability to meet current obligations reflects positively on the Company’s financial condition.

     The $290,547 promissory note receivable is a result of Fuji’s asset sale as described in the Overview and General Developments Section. It should generate substantial net cash over a period of 12 months hence totaling $290,547 plus accrued interest. Although a distinct benefit, Management does not feel that this cash inflow is essential to meeting its needs and that its operations’ standard cash flow plus its borrowing capability will suffice for the remainder of this fiscal year and well into the next.

     There are no plans for large scale, high-priced equipment purchases as of now. The Company does have a need for dicing saws, both for replacement purposes as well as growth needs. These pieces of equipment are utilized in the very profitable cutting portion of the industrial ceramics product line. One saw costing $56,000, needed for added capacity, was obtained last quarter and paid for with cash.

     The Company’s line of credit of $1 million is with a friendly and cooperative financial institution, which increased the Company’s credit line to $1.2 million. An open balance of approximately $200,000 remains. Although no assurances can be given, the Company is satisfactorily servicing the loan and expects no problems in continuing to do so.

     On the other hand, although no such prospects are presently known, funds for any strategic acquisitions, which the Company has decided to restrict to the U.S. will have to emanate from new financing sources. Although positive discussions for such transactions have recently taken place and additional sources may have to be explored, there is no assurance that such funds will become available and if so, that it will be sufficient and on acceptable terms to satisfy requirements.

Effects of Foreign Currency Fluctuations

     The Company’s foreign operations are subject to risks related to fluctuations in foreign currency exchange rates. During the third quarter of fiscal year 2002, the foreign currency exchange loss was $636; and during the first nine months of fiscal year 2002 the foreign currency exchange loss was $824, and, thus, neither materially impacted operational results.

     Management believes that for the remainder of fiscal year 2002, two factors will continue to keep its foreign currency exchange losses or gains, if any, extremely low: Malaysian and Chinese exchange rates are fixed relative to the U.S. Dollar and, outside of these prime Company operating areas, the Company deals in U.S. Dollars almost exclusively. As a by-product, a number of economists believe that such predictable policies such as pegging exchange rates yields a key element of financial stability.

     While future fluctuations in currency rates could impact results of operations or financial conditions, as now constituted, foreign operations are expected to continue to provide strong revenue and earnings growth.

Disclosures About Market Risk

     The Company is exposed to market risks from changes in interest rates and foreign currency exchange rates. To manage exposure to these fluctuations, the Company may occasionally enter into various hedging transactions. The Company does not use derivatives for trading purposes, or to generate income or to engage in speculative activity, and the Company never uses leveraged derivatives. The Company does not use derivatives to hedge the value of its net investments in these foreign operations.

     The Company’s exposure to foreign exchange rates fluctuations results from wholly-owned subsidiary operations in Malaysia and Hong Kong as well as business from foreign clientele located elsewhere and from the Company’s share of the earnings of these operations, which are denominated in other currencies.

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

Date: December 13, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Eugene J. Pian Eugene J. Pian Director

Date: December 13, 2001

/s/ Craig A. Pian Craig A. Pian Director

Date: December 13, 2001

/s/ Francine Pian Francine Pian Director

Date: December 13, 2001