Form 10KSB
period 2002-01-31
SETO HOLDINGS INC
filed 2002-04-30
CIK 794998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended January 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 33-5820-LA

               SETO HOLDINGS, INC.

(Name of small business issuer in its charter)

Nevada	77-00882545

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

554 North State Road Briarcliff Manor, New York	10510

(Address of principal executive offices)	Zip Code

Issuer’s telephone number (914) 923-5000

Securities registered under Section 12(b) of the Exchange Act:

Name of each exchange
Title of each class	on which registered

N/A	N/A

Securities registered under Section 12(g) of the Exchange Act:

               N/A

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X      No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.     [X]

State issuer’s revenues for its most recent fiscal year. $5,642,015

State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $2,210,100 as of April 23, 2002.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 14,734,000 shares of Common Stock, $.001 par value, outstanding as of April 23, 2002.

DOCUMENTS INCORPORATED BY REFERENCE — None

PART I

Item 1.     Description of Business.

General

      With the January 31, 2001 sale of Fimas Sdn Bhd. (“Fimas”), SETO Holdings, Inc. (formerly Semicon Tools, Inc.) (the “Company”), a Nevada corporation, re-adjusted its business by disposing of its consumer electronics manufacturing operations due to its low gross profit margins, increasing losses and high working capital requirements. The Company now principally (1) fabricates and distributes industrial ceramic products, (2) manufactures and sells rechargeable batteries for power tools, toys and other consumer products and (3) manufactures and sells small industrial diamond cutting tools. Approximately 50% of the Company’s revenues are generated in Malaysia and other parts of Asia.

Business Development over the Past Three Years

      Until mid-1998, the Company principally (a) distributed and fabricated on a “value-added” basis industrial ceramic products, and (b) sold small, disposable precision diamond cutting tools, which include diamond-coated nickel dicing blades (which are components of precision electronic saws) and diamond scribes, both of which are used to cut integrated circuits, and diamond dressers which are used to shape grinding wheels in machine shops. These products are marketed to the microelectronics and semiconductor industries primarily for use in the manufacture of electronic components and devices. The Company’s customers for these products consist of hundreds of Fortune 1000 companies such as IBM, National Semiconductor, Motorola and General Motors. Since June 1996, the Company’s dicing blades have been manufactured in Malaysia. Its other cutting tools and ceramics have been made and fabricated, respectively, at its facility in New York.

      On June 30, 1998, the Company issued 100,000 shares of Common Stock to acquire all of the issued and outstanding shares of Fuji Fabrication Sdn. Bhd. (“Fuji”), a Malaysian company which principally designs, manufactures and distributes cellular telephone and other rechargeable batteries. In February 2001, the Company decided to discontinue Fuji’s operations since, to a large extent, (1) Fuji had become a duplication of the manufacturing and marketing efforts of the Company’s wholly-owned subsidiary, Hong Kong Batteries Industries Ltd. (“HKBI”), a Hong Kong manufacturer with joint venture partners in mainland China and a distributor of electronic components and batteries, and (2) HKBI had more attractive pricing structures. In September 2001, the Company sold Fuji’s assets to G Com Net Inc. (“GCN”), a New York corporation, for $290,000 payable within 12 months. GCN is currently in the process of setting up operations in Panama for manufacturing rechargeable batteries. GCN will serve as one of our distributors for batteries manufactured by HKBI and will purchase components from the Company.

      On November 19, 1999, the Company acquired all of the issued and outstanding capital stock of HKBI in exchange for 1,500,000 shares of the Company’s Common Stock. In January 2001, the parties mutually agreed to reduce the purchase price by 100,000 shares, which shares were returned to the Company and cancelled. In March 2001, the Company issued to the former shareholders of HKBI an additional 500,000 shares because it generated a certain amount of post-acquisition net income. The acquisition of HKBI marked the beginning of the Company’s emphasis on the design, manufacturing, marketing and distribution of products for the telecommunications industry.

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

      On December 6, 1999, the Company entered into a joint venture with International Bearing Networks, LLC (“IBN”) a privately owned company in California, to manufacture and supply a new diamond dicing blade developed by IBN which is manufactured using a proprietary process called Diamond Life™. This venture ended in June 2000 because the process proved unsuccessful.

Forward-Looking Statements

      THIS ANNUAL REPORT ON FORM 10-KSB, INCLUDING WITHOUT LIMITATION, ITEM 6, MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, CONTAINS STATEMENTS WHICH ARE NOT HISTORICAL FACTS AND ARE FORWARD-LOOKING STATEMENTS WHICH REFLECT MANAGEMENT’S EXPECTATIONS, ESTIMATES AND ASSUMPTIONS. SUCH STATEMENTS ARE BASED ON INFORMATION AVAILABLE AT THE TIME THIS FORM 10K-SB WAS PREPARED AND INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO DIFFER SIGNIFICANTLY FROM PROJECTED RESULTS. FACTORS THAT COULD CAUSE ACTUAL FUTURE RESULTS TO DIFFER MATERIALLY INCLUDE, AMONG OTHERS, THE RISKS OF DOING BUSINESS IN MALAYSIA, SOUTHEAST ASIA, AND, TO A LESSER EXTENT, PANAMA, INCLUDING, WITHOUT LIMITATION, ECONOMIC AND POLITICAL CONDITIONS, FOREIGN CURRENCY TRANSLATION RISKS, TARIFFS AND OTHER FOREIGN TRADE POLICIES AND DEPENDENCE ON INEXPENSIVE LABOR IN SUCH COUNTRIES, PARTIAL DEPENDENCE ON THE SEMICONDUCTOR MANUFACTURING INDUSTRY, AVAILABILITY OF RAW MATERIALS, COMPETITION AND TECHNOLOGICAL OBSOLESCENCE. THE COMPANY ASSUMES NO OBLIGATION TO UPDATE SUCH FORWARD-LOOKING STATEMENTS, IF ANY, AT ANY TIME.

Principal Products

Overview

      The Company principally (1) fabricates and distributes industrial ceramics products, (2) manufactures and sells rechargeable batteries, and (3) manufactures and sells small industrial diamond cutting tools for industry.

      Excluding discontinued operations, the percentage contributions to the Company’s sales by product line for the fiscal years ended January 31, 2000, 2001 and 2002 are as follows:

	Contribution to Total Sales

			January 31,
Product line	2000	2001	2002

Cellular Telephone Batteries	31%	13	discontinued
Other Rechargeable Batteries	11	46	30
Industrial Ceramic Products	37	25	45
Industrial Diamond Cutting Tools	17	14	12
Miscellaneous Products	4	2	13

Rechargeable Batteries

      The Company distributes rechargeable battery packs principally for power tools, notebook computers, and camcorders. These products are manufactured for the Company through a joint venture between HKBI and a company in mainland China, based on battery designs and modifications engineered by HKBI’s research and development team. The Company’s products rely on the availability of an adequate supply of battery cells and components, which the Company purchases from multiple international electronics manufacturers. The Company’s products include many custom batteries for OEM and private label customers. The Company currently has an insignificant share of the battery market, which is dominated by mass retailers such as Radio Shack and Staples. The Company competes principally on the basis of quality, price and availability.

Industrial Ceramic Products

      The Company distributes two principal categories of industrial ceramic products: (1) insulators, tubes, rods, crucibles and other labware, all of which are standard catalogue items, and (2) machinable ceramics. The products are manufactured by third parties and fabricated, warehoused and distributed by the Company from its facilities in Briarcliff Manor, New York, often after a value-added machining process performed either by the Company or subcontractors. The products are used principally by the aerospace, electronic detection equipment and industrial heating industries.

Industrial Diamond Cutting Tools

      Dicing Blades.    Dicing blades are made of diamonds bonded to a circular nickel alloy blade. They are used with the precision electronic dicing saws which the microelectronics and semiconductor industries use to cut and separate integrated circuits and discrete devices made from silicon and other materials. The blade market consists principally of hubbed blades, made of diamond nickel alloy (the most common), diamond/thermoset plastic (called resin blades, which are the blades most widely used in precision electronic saws for cutting ceramic substrates, even though they have a shorter useful life) and diamond nickel alloy hubless blades. Hubbed blades are competitively manufactured principally by Disco, Inc. and Kulicke & Soffa Corporation. The Company, which manufactures hubbed and hubless blades in its Malaysian facility, has an insignificant share of the world-wide dicing blade market. There can be no assurance that the Company will be able to increase its market share.

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

      Dressers.   Dressers are diamond-tipped tools generally used to “dress” or shape abrasive grinding wheels in machine shops. These products, which are assembled in the Company’s facility in Malaysia, are sold by the Company to companies such as Black & Decker and Snap-On Tools which resell them to third parties. The Company believes that there are multiple foreign suppliers of these dressers.

Miscellaneous Products

      The Company distributes small precision tools such as tweezers, pliers, vacuum pickups and scribes, core drills and sinter blades for ceramic applications. It also distributes cleaning chemicals, inspection gloves and other items used to preserve a contamination-free environment, which are marketed primarily to semiconductor manufacturers.

Raw Materials

      The Company purchases its raw materials and supplies from multiple sources. None of the raw materials and supplies it requires currently are in short supply, although factors outside of the Company’s control could adversely impact their future availability.

Backlog

      As of January 31, 2002, the Company had a backlog of orders of approximately $3 million, all of which it expects to ship by June 30, 2002. While such orders may be cancelled or postponed, the Company believes that they are firm and the resulting revenues will be realized.

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

Manufacturing Facilities

      In Briarcliff, New York, the Company operates a machine shop and a manufacturing facility for resin/diamond dicing blades. The Company leases a facility in Kepala Batas, Penang, Malaysia, equipped to manufacture dicing blades and diamond dressing tools. The Company also manufactures rechargeable batteries at a facility in Shenzhen, China. See Item 2 below, “Description of Property.”

Government Regulation

      The Company believes its operations and facilities are in compliance with all federal, state and local environmental laws in the United States, Malaysia and China. The Company has not incurred any special or unusual costs to comply with environmental laws or other applicable governmental regulations.

Research and Development

      In the fiscal years ended January 31, 2002 and 2001, the Company spent approximately $125,000 and $75,000, respectively, on its research and development activities.

Employees

      The Company employs approximately 25 full-time employees, of which 20 work in its diamond tools and ceramics facilities and 5 work in its rechargeable battery facilities. It also utilizes outside consultants and part-time workers when required.

Item 2.     Description of Property.

      In Malaysia, the Company leases approximately 4,600 square feet of manufacturing and warehouse space and 500 square feet of office space in Kepala Batas, Penang, pursuant to a lease expiring July 2004 with minimum annual lease payments of $7,200. It also occupies approximately 1,500 square feet of office space in Penang, pursuant to a lease expiring September 2002, with a minimum annual lease payment of $12,000.

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

PART II

Item 5.     Market for Common Equity and Related Stockholder Matters.

Market Information

      The Company’s Common Stock, $.001 par value, is traded on NASDAQ’s over-the-counter Bulletin Board under the symbol “SETO”.

      The following table sets forth the range of high and low bid information for the Company’s Common Stock for each calendar quarter within the last two fiscal years, and for the first calendar quarter of 2002, as provided by Pink Sheets LLC. Such quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

	Low	High

2002
First quarter	$.13	$.20
2001
First quarter	$.21	$.74
Second quarter	.13	.18
Third quarter	.13	.19
Fourth quarter	.13	.17
2000
First quarter	.38	2.75
Second quarter	1.21	2.00
Third quarter	1.03	1.81
Fourth quarter	.31	1.10

Holders

      As of April 23, 2002, there were 326 record holders of the Company’s Common Stock.

Recent Sales of Unregistered Securities

      In June 1998, the Company issued 100,000 shares of its Common Stock pursuant to Section 4(2) of the Securities Act in exchange for all of the issued and outstanding stock of Fuji Fabrication Sdn. Bhd. The shares were issued to Tan Hun Hooi.

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

      On January 28, 2000, the Company issued 250,000 shares of its Common Stock to an individual who rendered consulting services to the Company valued at $68,000 in connection with the Company’s acquisition of Fimas. The shares were issued pursuant to Section 4(2) of the Securities Act. (In March 2001, the consultant returned 200,000 of these shares to the Company for cancellation.)

      In February 2000, the Company issued 100,000 shares of Common Stock to SCAL Distributors in connection with a distribution agreement, pursuant to Section 4(2) of the Securities Act.

      In March 2000, the Company issued an aggregate of 875,000 shares of Common Stock sold at a price of $.40 per share to three investors, pursuant to Section 4(2) of the Securities Act.

      In March 2000, the Company issued 180,000 shares to GoPublicNow.com (“GPN”), an investor relations company, for services to be rendered, pursuant to Section 4(2) of the Securities Act. GPN subsequently returned 77,600 of those shares to the Company for cancellation.

      In April 2000, the Company issued an aggregate of 317,500 shares of Common Stock sold at a price of $1.25 per share to 15 investors, pursuant to Section 4(2) of the Securities Act.

      In March 2001, the Company issued 500,000 shares to the former owners of HKBI, the Company’s wholly-owned subsidiary. Such shares were issued as an additional purchase price based on HKBI’s generation of a certain amount of post-acquisition net income, pursuant to Section 4(2) of the Securities Act.

      In April 2001, the Company issued an aggregate of 500,000 shares to Eugene Pian (250,000 shares), Craig Pian (150,000 shares) and Francine Pian (100,000 shares) for agreeing to extend the terms of their respective employment agreements for an additional five years, pursuant to Section 4(6) of the Securities Act. Such shares were cancelled December 6, 2001 and replaced with options to purchase a like number of shares at $0.15 per share exercisable until April 30, 2006.

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

Item 6.     Management’s Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

      THIS “MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION”, CONTAINS STATEMENTS WHICH ARE NOT HISTORICAL FACTS AND ARE FORWARD-LOOKING STATEMENTS WHICH REFLECT MANAGEMENT’S EXPECTATIONS, ESTIMATES AND ASSUMPTIONS. SUCH STATEMENTS ARE BASED ON INFORMATION AVAILABLE AT THE TIME THIS FORM 10K-SB WAS PREPARED AND INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO DIFFER SIGNIFICANTLY FROM PROJECTED RESULTS. FACTORS THAT COULD CAUSE ACTUAL FUTURE RESULTS TO DIFFER MATERIALLY INCLUDE, AMONG OTHERS, THE RISKS OF DOING BUSINESS IN MALAYSIA AND ASIA, AND, TO A LESSER EXTENT, PANAMA, INCLUDING, WITHOUT LIMITATION, ECONOMIC AND POLITICAL CONDITIONS, FOREIGN CURRENCY TRANSLATION RISKS, TARIFFS AND OTHER FOREIGN TRADE POLICIES AND DEPENDENCE ON INEXPENSIVE LABOR IN SUCH COUNTRIES, PARTIAL DEPENDENCE ON THE SEMICONDUCTOR MANUFACTURING INDUSTRY, AVAILABILITY OF RAW MATERIALS, INTENSE COMPETITION AND TECHNOLOGICAL OBSOLESCENCE. THE COMPANY ASSUMES NO OBLIGATION TO UPDATE SUCH FORWARD-LOOKING STATEMENTS, IF ANY, AT ANY TIME.

MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW AND GENERAL DEVELOPMENTS

1.   General

a.	With Fimas Sdn Bhd (“Fimas”) and Fuji Fabrication Sdn Bhd (“Fuji”) no longer a part of the Company consistent with its strategic restructuring plan, the Company’s concentration and emphasis in fiscal year 2002 ending January 31, 2002 has been on its remaining major product lines: technical ceramics (sales of $2,338,673 or 41.5% of the total), diamond coated cutting tools (sales of $794,010 or 14.1% of the total) and industrial batteries (sales of $2,039,543 or 36.1% of the total). This has led to what management believes are very satisfactory results. Net Income for the year ending January 31, 2002 was 9.2% of sales, gross profit was 45.8% of sales and all four (4) quarters were profitable.

For the fiscal year, on an historically comparative corporate basis, net sales at $5,642,015, income from continuing operations at $559,636, net income at $521,688 and earnings/share at $.04 were all the Company’s highest in their category.

Further, Management believes that this trend will continue and anticipates reporting net sales of a minimum of $7 million and net income in excess of $600,000 for the next fiscal year ending January 31, 2003. The latter would be the Company’s highest comparative results in its history. Supporting these projections is the current substantial backlog of $3.0 million, which will be delivered over the next four months.

The Company continues to operate with a significant part of its sales external to the USA. $1,587,846 or 28.1% of its sales were made in the Far East and

$1,035,089, or 18.4% were made in Canada. The balance of $3,019,080 or 53.5% of its sales were domestic.

Concerning the Discontinued Operations, there should be no further financial impact on the Company from Fimas. In the case of Fuji, the sale of its equipment, supplies and material to a private, independent company for $290,547 has been converted to a one year note maturing on September 30, 2002. The shipment from its location in Malaysia to its destination in Panama has taken place. In addition, offsetting the latter to a small degree, certain other Fuji transactions are still in process from which the Company anticipates a net liability of $85,846.

b.	The financial statements for both fiscal year 2001 ending January 31, 2001 and fiscal year 2000 ending January 31, 2000 have been restated to reflect modifications in the results of operations in several foreign subsidiaries, two of which are no longer a part of the Company: Fimas disassociated from the Company as of January 31, 2001; Fuji discontinued by the Company during May, 2001; and Hong Kong Batteries Industries Ltd. (“HKbil”), the Company’s ongoing distributor of consumer product batteries.

The net income changes resulting from the modification for fiscal year 2001 are:

from continuing operations	$34,472
from discontinued operations	(169,038)

net loss	$(135,166)

The resulting impact of the modifications on retained earnings for that year was an additional deficit of $99,567 so that the restated retained earnings as of January 31, 2001 is ($2,052,089).

2.   Financial Condition

Management believes its financial condition is healthy and strong and will remain so throughout fiscal 2003, the next fiscal year ending January 31, 2003. During the last quarter of fiscal year 2002, ending January 31, 2002, total shareholders’ equity increased by 9.2% to $2,837,620. In addition, whereas total current assets decreased by 6.4%, its application went to reducing current liabilities by 22.8% from $2,199,722 at October 31, 2001 to $1,697,404. During the quarter, accounts payable were reduced by $315,850 or 47.6% and accrued expenses were reduced by $224,936 or 50.7%. Cash as of January 31, 2002 was at $543,072 or approximately 19% of the total current assets.

FISCAL 2002 COMPARED TO 2001 RESTATED

In fiscal year 2002, ended January 31, 2002, net sales increased 14.2% from $4,938,478 to $5,642, 015 and income from operations increased 85.5% from $296,853 to $550,644 compared to fiscal year 2001 ended January 31, 2001. Net income in fiscal year 2002 was $521,688 (or 9.2% of sales) compared to a loss of $795,157 in fiscal year 2001. Fiscal year 2001 income for the Company was substantially impacted by losses from subsidiaries no longer a part of the Company: from operations, Fimas lost $154,518 and Fuji lost $65,497; and the Company lost an additional $685,262 on the disposal of Fimas.

Gross profit in fiscal year 2002 increased 21.7% from $1,823,711 to $2,030,862 compared to fiscal year 2001 and the gross profit margin increased 6.8% from 42.9% to 45.8% compared to fiscal year 2001. Other fiscal year 2002 financial results also showed improvements when compared to fiscal year 2001: income from operations was 85.5% higher at $550,644; income before taxes was slightly more than 3 times higher at $483,880; and income from continuing operations was slightly more than 5 times higher at $559,636. In addition, during fiscal year 2002, selling, general and administrative expenses at $2,030,862 was a favorable

36.0% of sales as a result of management’s efforts to reduce and control these costs.

As explained in the Overview and General Developments section and as can be discerned from the above discussion, fiscal year 2002 realized very good financial results for the Company. Although negatively affected to some degree immediately following the “9/11 event”, which caused operations to fall a little short of the annual $6 million which management projected for sales for the year, in December and January sales picked up. The prime mover for this resurgence and for the year as a whole was the technical ceramics product line: sales in fiscal year 2002 at $2,338,673 were 60.8% higher than the $1,454,133 of fiscal year 2001 and income from operations in fiscal year 2002 at $629,852 (26.9% of its sales) were 73.0% higher than the $364,013 of fiscal year 2001.

As of the end of fiscal year 2002, management believes its organizational structure to be sound, stabilized and better focused and that its operation will continue to be more efficient and profitable.

FISCAL 2001 RESTATED COMPARED TO 2000 RESTATED

In fiscal year 2001 ending January 31, 2001, net sales increased 100% from $2,467,992 to $4,938,478 and income from operations increased slightly more than 200% from $98,584 to $296,853 compared to fiscal year 2000. While income from continuing operations was at $110,120 in fiscal year 2001, fiscal year 2000 incurred a loss of $18,298 from continuing operations. Fiscal year 2000 saw positive income contributions from both Fimas and Fuji totaling a net income of $104,539, but fiscal year 2001 saw quite the opposite from the two disassociated/discontinued subsidiaries incurring a total net loss of $905,277. Therefore, fiscal year 2001 had a net loss of $795,157 compared to a net gain of $86,241 in fiscal year 2000.

Disregarding the discontinued operations, fiscal year 2001 saw several financial results improvements when compared to fiscal 2000: gross profit was higher by 45.0%, selling, general and administrative expense was lower by 33.2% as a percentage of sales, and income from operations was 50.0% higher as a percentage of sales.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2002, the Company had current assets of $2,865,299 inclusive of $543,072 of unrestricted cash, and current liabilities of $1,697,404 yielding a current ratio of 1.69:1, a 21.6% increase over the ratio of October 31, 2001. The current ratio is the best in its history so that Management believes that this measure of a company’s ability to meet current obligations reflects positively on the Company’s financial condition.

Certain transactions have occurred affecting liquidity. During fiscal year 2002, the Company purchased 20,000 shares of Treasury stock for $3,000. Also, as a result of provisions in their employment agreements, 3 officers were awarded bonuses totaling $53,688. The Company has accrued the expense and will shortly pay the bonus. Management does not believe either transaction materially affects its positive liquidity status.

The $290,547 promissory note receivable is a result of Fuji’s asset sale as previously described in the Overview and General Developments Section. It should generate quarterly cash infusions of $7,263 in interest payments over a period of 12 months ending September 30, 2002 with the full face value due at that time. Although a distinct benefit, Management does not feel that this cash inflow is essential to meeting its needs and that its operations’ standard cash flow plus its borrowing capability can suffice for the next fiscal year.

There are no plans for large scale, high-priced equipment purchases as of now. The Company does have a need for dicing saws, both for replacement purposes as well as growth needs. These pieces of equipment are utilized in the very profitable cutting portion of the industrial ceramics product line. Two saws were needed for added capacity, and were obtained during the fiscal year. One costing $56,000 was paid for in cash and the other, costing $32,000 was paid for under a lease.

The Company’s line of credit of $1.2 million is with a friendly and cooperative financial institution. An open balance of approximately $400,000 remains as of April 30, 2002. Although no assurances can be given, the Company is satisfactorily servicing the loan and expects no problems in continuing to do so. Further, the same institution has indicated that additional funds for proven growth purposes may be forthcoming whenever the Company satisfactorily documents the associated facts.

On the other hand, although no such prospects are presently known, funds for any suitable strategic acquisitions, to which the Company will be open and for which it has decided to focus on the U.S. will probably have to emanate from new financing sources. Although positive discussions for such financing have recently taken place and additional sources may have to be explored, there is no assurance that such funds will become available and if so, that it will be sufficient and on acceptable terms to satisfy requirements.

Since the Company has a net operating loss carryforward of approximately $2,500,000 to apply against Federal and State tax liability in the future through the year 2009, it anticipates tax benefits to continue for several years. The Company anticipates its profitability to continue and, thus, to realize improved cash flow for the latter reason. In fiscal year 2002 just ended, the net tax benefit amounted to $75,756.

Effects of Foreign Currency Fluctuations

      The Company’s foreign operations are subject to risks related to fluctuations in foreign currency exchange rates. During fiscal year 2002, the foreign currency exchange loss was $1,161; and during fiscal year 2001 the foreign currency exchange gain was $881, and, thus, neither materially impacted operational results.

      Management believes that for fiscal year 2003, two factors will continue to keep its foreign currency exchange losses or gains, if any, extremely low: Malaysian and Chinese exchange rates are fixed relative to the U.S. Dollar and, outside of these prime Company operating areas, the Company deals in U.S. Dollars almost exclusively. As a by-product, a number of economists believe that such predictable policies such as pegging exchange rates yields a key element of financial stability.

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

Impact of Inflation

      Although it is difficult to predict the impact of inflation on costs and revenues of the Company in connection with its products, the Company does not anticipate that inflation will materially impact its cost of operation or the profitability of its products during fiscal year 2003.

Forward Looking Statements

      This “Management’s Discussion and Analysis or Plan of Operation” contains statements which are not historical facts and are forward-looking statements which reflect management’s expectations, estimates and assumptions. Such statements are based on information available at the time this Form 10-KSB was prepared and involve risks and uncertainties that could cause future results, performance and achievements of the Company to differ significantly from projected results. Factors that could cause actual future results to differ materially include, among others, the risks of doing business in Malaysia, Hong Kong and Southeast Asia in general, and other parts of the globe. They include, without limitation, economic and political conditions; foreign currency translation risks; tariffs and other foreign trade policies and dependence on inexpensive labor in such countries; partial dependence on the semiconductor, ceramic, electronic, telecommunication manufacturing industries and manufacturing industries in general; availability of raw materials; intense competition and technological obsolescence. The Company assumes no obligation to update such forward-looking statements, if any, at any time.

Item 7.     Financial Statements.

The following are filed as part of this Report:

Independent Accountants’ Report

Consolidated Balance Sheet as at January 31, 2002

Consolidated Statement of Income (Loss) for the Years ended January 31, 2002 and 2001

Consolidated Statement of Comprehensive Income for the Years ended January 31, 2002 and 2001

Consolidated Statement of Cash Flows for the Years ended January 31, 2002 and 2001

Consolidated Statement of Shareholders’ Equity for the Years ended January 31, 2002 and 2001

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

      The following table sets forth certain information concerning the current directors and executive officers of the Company, who will serve for one year or until their respective successors are elected and have qualified:

NAME	AGE	POSITION

Eugene J. Pian	62	President, Chief Executive Officer and Director
Craig Pian	40	Executive Vice President, Treasurer and Director
Francine Pian	42	Secretary and Director

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

      Craig Pian.   Mr. Pian has been Executive Vice President and Treasurer of the Company since February 1, 1995. He has been employed by the Company since April 1987. Mr. Pian has been involved with all aspects of the Company’s diamond cutting tool and ceramic operations as well as the Company’s United States manufacturing, sales and administrative operations. Mr. Pian graduated from Manhattan College with a Bachelor of Science Degree in Business.

      Francine Pian.   Ms. Pian has been a director of the Company since March 1996. She has been employed by the Company since 1987, serving as its Secretary since March 1996. Ms. Pian graduated from the Laboratory Institute of Merchandising in New York City with a degree in marketing.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

      The Company does not have any securities registered under Section 12 of the Securities Exchange Act of 1934 and, accordingly, compliance with Section 16(a) thereof is not required or applicable.

Item 10.     Executive Compensation.

Employment Agreements.

      The Company and Eugene Pian entered into an employment agreement dated May 1, 1996, providing for him to be the Company’s President through April 30, 2001, and receive (a) a base annual salary of $100,000 plus annual increases as determined by the Board of Directors,(b) a bonus equal to five percent (5%) of any increase in the Company’s consolidated net income and (c) an automobile allowance of $500 per month or use of a Company car. Under the Agreement, Mr. Pian was granted an option to purchase 1,000,000 shares of the Company’s common stock at $.25 per share through May 5, 2001 (extended in April 2001 to April 30, 2006). In February 1997, the agreement was amended to grant him an option to purchase an additional 1,000,000 shares at a price of $.10 per share. In July 1998 the agreement was amended to grant him an option to purchase an additional 500,000 shares at $.50 per share for agreeing to extend the contract term to June 30, 2003. In March 2000 the agreement was amended to increase his annual base salary to $125,000 and to grant him 250,000 shares of common stock for agreeing to extend the contract term to April 30, 2006. In December 2001, the agreement was amended to cancel the grant of 250,000 shares and instead grant to him options to purchase 250,000 shares of common stock at $0.15 per share. He may demand registration by the Company under the Securities Act of all or any part of the option shares as to which stock options have been exercised and may piggyback any other shares which he owns.

      The Company and Craig Pian entered into an employment agreement dated May 1, 1996, providing for him to be the Company’s Executive Vice President and Treasurer through April 30, 2001 and receive (a) a base annual salary of $75,000 plus annual increases as determined by the Board of Directors,(b) a bonus equal to five percent (5%) of any increase in the Company’s consolidated net income and (c) an automobile allowance of $500 per month or use of a Company car. In May 1996 he received a signing bonus of $25,000. Under the Agreement, Mr. Pian was granted an option to purchase 1,000,000 shares of the Company’s common stock at $.25 per share through May 1, 2001 (extended in April 2001 to April 30, 2006). In February 1997, the agreement was amended to grant him an option to purchase an additional 1,000,000 shares at a price of $.10 per share. In July 1998 the agreement was amended to grant him an option to purchase an additional 500,000 shares at $.50 per share for agreeing to extend the contract term to June 30, 2003. In March 2000 the agreement was amended to increase his annual base salary to

$110,000 and to grant him 150,000 shares of common stock for agreeing to extend the contract term to April 30, 2006. In December 2001, the agreement was amended to cancel the grant of 150,000 shares and instead grant to him options to purchase 150,000 shares of common stock at $0.15 per share. He may demand registration by the Company under the Securities Act of all or any part of the option shares as to which stock options have been exercised and may piggyback any other shares which he owns.

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

Summary Compensation Table

					Long Term
	Annual Compensation				Compensation

				Other	Securities
				Annual	Underlying
		Salary	Bonus	Comp. (1)	Options/
Name and Principal Position	Year	($)	($)	($)	SARs (#)

Eugene Pian, Chief Executive Officer	2001	125,000	27,370	—	250,000
	2000	110,000	—	—	—
	1999	110,000	—	—	—
Craig Pian, Executive Vice President	2001	115,000	26,370	—	150,000
and Treasurer	2000	113,423	—	58,813	—
	1999	91,384	—	28,997	—

(1)	Excludes perquisites and other benefits, unless the aggregate amount of such compensation is at least the lesser of either $50,000 or 10% of the total annual salary and bonus reported for the named executive officer.

Option/ SAR Grants in Last Fiscal Year

Individual Grants

	Number of	% of Total
	Securities	Options/SARS
	Underlying	Granted to	Exercise or		Market Price
	Options/SARS	Employees	Base Price	Expiration	on Date of
Name	Granted (#)	in Fiscal Year	($/share)	Date	of Grant ($)

Eugene Pian	250,000	50%	$0.15	04/30/06	$0.15
Craig Pian	150,000	30%	$0.15	04/30/06	$0.15

Aggregated Option/ SAR Exercises in Fiscal Year 2002

and Option/ SAR Values at January 31, 2002

			Number of Securities		Value of Unexercised
			Underlying Unexercised		in-the-Money
	Shares		Options/SARs		Options/SARs at
	Acquired on	Value	Fiscal Year-End (#)		Fiscal Year-End ($)
	Exercise	Realized
Name	(#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Eugene Pian	—	—	250,000	0	—	—
	—	—	1,000,000	0	—	—
	—	—	1,000,000	0	50,000	—
	—	—	500,000	0	—	—
Craig Pian	—	—	150,000	0	—	—
	—	—	1,000,000	0	—	—
	—	—	1,000,000	0	50,000	—
	—	—	500,000	0	—	—

Item 11.     Security Ownership of Certain Beneficial Owners and Management.

      The following table sets forth certain information as to the number of shares of the Company’s Common Stock deemed to be owned beneficially by each person known by the Registrant to be the beneficial owner of more than 5% of the outstanding Common Stock, each of its executive officers and directors, and all of its executive officers and directors as a group, at April 23, 2002. Except as indicated in the footnotes to this table, the Company believes that the named persons have sole voting power with respect to the shares indicated:

Name and Address of	Position	Number	Percentage
Beneficial Owner	with Company	of Shares	of Class

Eugene J. Pian c/o Semicon Tools, Inc. 554 North State Road Briarcliff Manor, NY 10510	President and Director	4,589,567(1)	26.3%

Name and Address of	Position	Number	Percentage
Beneficial Owner	with Company	of Shares	of Class

Craig Pian c/o Semicon Tools, Inc. 554 North State Road Briarcliff Manor, NY 10510	Executive Vice President, Treasurer and Director	2,850,333(2)	16.4
Francine Pian c/o Semicon Tools, Inc. 554 North State Road Briarcliff Manor, NY 10510	Secretary and Director	1,103,560(3)	7.2
All Directors and Executive Officers as a Group (3 Persons)		8,543,460(4)	41.2

(1)	Includes currently exercisable options to purchase 2,750,000 shares of Common Stock, 225,000 shares of Common Stock held under voting trusts which terminate when the shareholder sells his stock, and 25,000 shares owned by his spouse as to which he disclaims beneficial ownership.

(2)	Includes currently exercisable options to purchase 2,650,000 shares of Common Stock.

(3)	Includes currently exercisable options to purchase 600,000 shares of Common Stock.

(4)	Includes currently exercisable options to purchase 6,000,000 shares of Common Stock.

Item 12. Certain Relationships and Related Transactions.

      None.

Item 13. Exhibits and Reports on Form 8-K.

(a) Index of Exhibits.

3(a)	Articles of Incorporation[1]
3(b)	By-Laws[1]
3(c)	Amendment to Articles of Incorporation[2]
10(a)	Agreement of Merger with Semicon Tools, Inc., a New York Corporation[2]
10(b)	Articles of Merger[2]
10(c)	Certificate of Merger[2]
10(d)	Patent License[1]
10(e)	Patent No. 4,219.004[1]
10(f)	License Agreement with Bookuk Industry Company, Ltd.[1]
10(g)	Thermode/ Synthrode Supplier Agreement[1]
10(h)	East Coast Sales Acquisition Agreement[3]

10(i)	$300,000 Promissory Note[3]
10(j)	Amendment to East Coast Sales Acquisition Agreement[4]
10(k)	Hong Kong Batteries Industries, Ltd. Acquisition Agreement [5]
10(l)	Fimas Sdn Bhd. Acquisition Agreement[6]
10(m)	Fimas Sdn Bhd. Disposition Agreement[8]
16	The required letter from the former accountants[7]
21	List of Subsidiaries
23(a)	Report of Independent Chartered Accountants of DTI Technology SDN BHD
23(b)	Report of Independent Chartered Accountants of SETO Technology SDN BHD
23(c)	Report of Independent Chartered Accountants of FUJI Fabrication SDN BHD
23(d)	Consent of Independent Public Accountants of DTI Technology SDN BHD
23(e)	Consent of Independent Public Accountants of SETO Technology SDN BHD
23(f)	Consent of Independent Public Accountants of FUJI Fabrication SDN BHD

(b) Reports on Form 8-K.

      None.

1.	Incorporated by Reference from Registrant’s Registration Statement on Form S-18 declared effective on June 8, 1988.

2.	Incorporated by Reference from Registrant’s Form 8-K Report dated May 19, 1987.

3.	Incorporated by Reference from Registrant’s Form 8-K Report dated February 19, 1990.

4.	Incorporated by Reference from Registrant’s Form 10-K Report for the year ended January 31, 1991.

5.	Incorporated by Reference from Registrant’s Form 8-K Report dated December 9, 1999.

6.	Incorporated by Reference from Registrant’s Form 8-K Report dated December 10, 1999.

7.	Incorporated by Reference from Registrant’s Form 8-K Report dated January 29, 1993.

8.	Incorporated by Reference from Registrant’s Form 8-K Report dated January 31, 2001.

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

SETO HOLDINGS, INC.

(Registrant)

By:	/s/ Eugene J. Pian

Eugene J. Pian, President

Date: April 30, 2002

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Eugene J. Pian

Eugene J. Pian
Director

Date: April 30, 2002

/s/ Craig A. Pian

Craig A. Pian
Director

Date: April 30, 2002

/s/ Francine Pian

Francine Pian
Director

Date: April 30, 2002

INDEPENDENT AUDITORS’ REPORT

Board of Directors
SETO Holdings, Inc. and Subsidiaries
Briarcliff Manor, New York

     We have audited the consolidated balance sheet of SETO Holdings, Inc. and Subsidiaries as of January 31, 2002 and the related consolidated statements of income (loss), comprehensive income (loss), cash flows and shareholders’ equity for the years ended January 31, 2002 and 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of DTI Technology, SDN BHD, Hong Kong Batteries Industries, Ltd. and SETO Technology SDN BHD, wholly owned subsidiaries, which statements reflect total assets of $1,389,550 at January 31, 2002 and total sales from continuing operations for the years ended January 31, 2002 and 2001 of $2,540,267 and $2,703,850 respectively. We did not audit the financial statements of Fimas SDN BHD, a subsidiary which was disposed of in January 2001 and which statements reflect a loss from discontinued operations of $154,518 for the year ended January 31, 2001. We did not audit the financial statements of Fuji Fabrication SDN BHD, a subsidiary which was disposed of in September 2001 and which statements reflect a net loss from discontinued operations of $67,867 and $65,497 for the years ended January 31, 2002 and 2001, respectively. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for DTI Technology, SDN BHD and Fuji Fabrication, SDN BHD, Hong Kong Batteries Industries, Ltd., Fimas SDN BHD and SETO Technology SDN BHD, is based solely on the report of the other auditors.

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

     In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SETO Holdings, Inc. and Subsidiaries as of January 31, 2002 and the results of their operations, cash flows and changes in shareholders equity for the years ended January 31, 2002 and 2001, in accordance with accounting principles generally accepted in the United States of America.

     As described in Note 19 to the financial statements, the Company restated its financial statements as of and for the year ended January 31, 2001 to reflect changes in the financial statements received from its foreign subsidiaries.

April 25, 2002 Mountainside, New Jersey	ZELLER WEISS & KAHN LLP

SETO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET — JANUARY 31, 2002

ASSETS
Current assets:
Cash	$543,072
Accounts receivable, less allowance for doubtful accounts of $13,350	938,643
Note receivable	290,547
Inventory	859,812
Prepaid expenses and other assets	90,225
Deferred tax asset, current portion	143,000

Total current assets	2,865,299

Property and equipment, net of depreciation	711,012

Other assets:
Goodwill, net of amortization	773,636
Security deposits and other assets	51,237
Deferred tax asset, net of current portion	287,000

1,111,873

$4,688,184

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$83,349
Notes payable	1,047,652
Accounts payable	347,429
Accrued expenses	218,974

Total current liabilities	1,697,404

Other liabilities:
Deferred lease liability	22,500
Long-term debt, net of current portion	44,814
Net liabilities of discontinued operations, less assets to be disposed of	85,846

Commitments and contingencies	153,160

Shareholders’ equity:
Common stock par value $.001; 100,000,000 shares authorized; 14,783,400 shares issued	14,783
Additional paid in capital	4,515,786
Currency translation adjustment	(150,522)
Retained earnings (deficit)	(1,530,401)

2,849,646
Less common shares held in treasury, 49,400 shares at cost	(12,026)

2,837,620

$4,688,184

See notes to consolidated financial statements.

SETO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (LOSS)

YEARS ENDED JANUARY 31, 2002 AND 2001

		2001
	2002	Restated

Net sales	$5,642,015	$4,938,478
Cost of sales	3,060,509	2,817,914

Gross profit	2,581,506	2,120,564
Selling, general and administrative expenses	2,030,862	1,823,711

Income from operations	550,644	296,853

Other income (expenses):
Interest income	20,412	13,419
Loss on disposal of assets	(1,337)	(12,250)
Interest expense	(86,678)	(144,272)
Foreign currency exchange	(1,161)	881

	(66,764)	(142,222)

Income before income taxes (benefit)	483,880	154,631
Income taxes (benefit)	(75,756)	44,511

Income from continuing operations	559,636	110,120

Discontinued operations:
Loss from operations of subsidiaries	(67,867)	(220,015)
Income (loss) on disposal of subsidiaries	29,919	(685,262)

	(37,948)	(905,277)

Net income (loss)	$521,688	($795,157)

Earnings per share information:
Income from continuing operations:
Basic	$0.04	$0.01

Diluted	$0.04	$0.00

Discontinued operations:
Basic	$(0.00)	$(0.05)

Diluted	$(0.00)	$(0.05)

See notes to consolidated financial statements.

SETO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

YEARS ENDED JANUARY 31, 2002 AND 2001

		2001
	2002	Restated

Net income (loss)	$521,688	($795,157)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	54	48,397

Comprehensive income (loss)	$521,742	($746,760)

See notes to consolidated financial statements.

SETO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

YEARS ENDED JANUARY 31, 2002 AND 2001

		2001
	2002	Restated

Operating activities:
Income from continuing operations	$559,636	$110,120
Adjustments to reconcile net income to cash provided by continuing operations:
Depreciation and amortization	173,250	134,957
Provision for deferred income taxes	(94,874)
Loss on sale of assets	1,337	12,250
Compensatory stock issued	38,430	50,400
Compensatory stock surrendered	(25,200)
Changes in other operating assets and liabilities:
Accounts and notes receivable	(248,604)	(102,401)
Inventories	(60,503)	(123,692)
Prepaid expenses and other current assets	37,054	(15,830)
Other assets	(44,290)	7,210
Accounts payable and accrued expenses	(157,168)	(282,086)
Deferred lease liability	6,000	6,000

Net cash (used in) provided by continuing operations	185,068	(203,072)

Net cash provided by (used in) discontinued operations	26,684	(601,413)

Net cash provided by (used in) operating activities	211,752	(804,485)

Investing activities:
Proceeds from sale of assets	1,237
Purchase of property and equipment	(201,558)	(182,270)

Net cash used in investing activities	(200,321)	(182,270)

Financing activities:
Proceeds from issuance of common stock		758,927
Proceeds from financing	251,649	919,899
Payment of debt	(316,237)	(442,389)
Purchase of treasury stock	(3,000)

Net cash provided by (used in) financing activities	(67,588)	1,236,437

Net increase (decrease) in cash	(56,157)	249,682
Cash, beginning of period	599,229	349,547

Cash, end of period	$543,072	$599,229

See notes to consolidated financial statements.

SETO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

YEARS ENDED JANUARY 31, 2002 AND 2001

				Equity
				adjustment
			Additional	from foreign	Accumu-		Total
		Common	paid in	currency	lated	Treasury	Stockholders'
	Shares	stock	capital	translation	(deficit)	stock	equity

Balance at January 31, 2000	18,118,500	$18,119	$8,152,075	($198,975)	($1,256,932)	($9,026)	$6,705,261
Shares issued for cash	1,262,500	1,262	757,665				758,927
Shares issued for services	180,000	180	50,220				50,400
Shares cancelled	(200,000)	(200)	(6,982)				(7,182)
Cancellation of shares regarding acquisition of Fimas, SDN BHD	(5,000,000)	(5,000)	(4,450,000)				(4,455,000)
Foreign currency translation adjustment for the year ended January 31, 2001				48,399			48,399
Net loss for the year ended January 31, 2001					(795,157)		(795,157)

Balance, January 31, 2001	14,361,000	14,361	4,502,978	(150,576)	(2,052,089)	(9,026)	2,305,648
Shares issued for services	512,400	512	37,918				38,430
Shares cancelled	(90,000)	(90)	(25,110)				(25,200)
Purchase of treasury stock						(3,000)	(3,000)
Foreign currency translation adjustment for the year ended January 31, 2001				54			54
Net income for the year ended January 31, 2002					521,688		521,688

Balance, January 31, 2002	14,783,400	$14,783	$4,515,786	($150,522)	($1,530,401)	($12,026)	$2,837,620

See notes to consolidated financial statements.

SETO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization of the Company:

SETO Holdings, Inc. (the “Company”), a Nevada corporation, is primarily in the business of selling small precision disposable diamond and other base material tools under the brand name Semicon Tools, Inc. (“STI”) that are used to cut and separate electronic components and devices. In addition, it has four subsidiaries with their own product lines.

East Coast Sales Company, Inc. (“ECS”) is a Connecticut corporation which distributes and fabricates industrial ceramic products and distributes clean room supplies and tools.

DTI Technology, SDN BHD (“DTI”) is a Malaysian company which manufactures a product line similar to that of Seto Holdings, Inc.

Hong Kong Batteries Industries Ltd. (“HKBI”), based in Hong Kong, China with joint venture manufacturing facilities in main land China, manufactures batteries for consumer products.

SETO Technology, SDN BHD is a Malaysian Corporation which offers sales and services to United States corporations for contract manufacturing in Malaysia.

2.	Summary of significant accounting policies:

Basis of presentation:
Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year’s presentation

Principles of consolidation:
The consolidated financial statements of SETO Holdings, Inc. and subsidiaries include all the accounts of the Company, and all of the subsidiaries listed above after elimination of all significant intercompany transactions and accounts. The financial statements give retroactive effect to the disposition of Fuji Fabrication, SDN BHD during the year ended January 31, 2002 and Fimas, SDN BHD during the year ended January 31, 2001. (See Note 16)

Use of estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States, requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Cash and cash equivalents:
Cash and cash equivalents include highly liquid, temporary cash investments having original maturity dates of three months or less. Short-term investments include certificates of deposit, commercial paper and other investments not qualifying as cash equivalents. For reporting purposes, such cash equivalents and short-term investments are stated at cost plus accrued interest, which approximates fair value.

SETO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of significant accounting policies (continued):

Concentrations of credit risk:
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high quality financial institutions. The Federal Deposit Insurance Corporation (FDIC) insures the cash balances up to $100,000. At January 31, 2002 the Company had uninsured cash balances of $422,324.

Inventories:
Inventories are stated at the lower of cost or market, cost being determined on a first-in, first-out basis. Market is considered at net realizable value.

Allowance for doubtful accounts:
An allowance for doubtful accounts has been established based on management’s review of the outstanding accounts receivable balance and their determination of possible uncollectible accounts.

Property and equipment:
Property and equipment are stated at cost less accumulated depreciation. Major renewals and improvements are capitalized; minor replacements, maintenance and repairs are charged to current operations. Depreciation is computed using the straight-line method over the estimated useful lives of machinery and equipment. Leasehold improvements are amortized over the shorter of the useful life of the improvement or the life of the related lease. The Company performs periodic reviews for the impairment of long-lived assets.

The estimated useful lives for significant property and equipment categories are as follows (in years):

Useful lives

Leasehold improvements	10 - 50
Manufacturing equipment	5 - 20
Office equipment	5 - 14

Accounting change
In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used and establishes new standards for the recognition of certain identifiable assets, separate of goodwill, for all business combinations initiated after June 30, 2001. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values.

The Company adopted provisions of SFAS No. 141 effectively July 1, 2001 and will fully adopt SFAS No. 142 effective January 1, 2002. In accordance with the transitional provisions of SFAS No. 142, goodwill acquired in purchase business combinations completed after June 30, 2001 is not amortized, but is evaluated for impairment in accordance with the accounting literature in effect prior to the issuance of SFAS No. 142. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continue to be amortized through January 31, 2001.

SETO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of significant accounting policies (continued):

Long-lived assets:
Long-lived assets consist primarily of property and equipment and other intangible assets. The recoverability of long-lived assets is evaluated periodically whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment loss exists, the carrying amount of the related long-lived asset is reduced to its estimated fair value.

Hire purchase obligations:
Assets acquired under an installment plan are capitalized as fixed assets and the corresponding obligations are treated as long-term liabilities. Financing charges are allocated to the profit and loss account over the purchase periods using the “sum of the years digits” method to give a constant periodical rate of interest on the remaining liabilities.

Revenue recognition:
The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. Generally, these criteria are at the time product is accepted by the customer. Shipping and handling costs are included in cost of goods sold.

Per share amounts:
Net earnings per share are calculated by dividing net earnings by the weighted average shares of common stock of the Company and weighted average shares of common stock equivalents outstanding for the period. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options. The Company uses the treasury stock method in its treatment of stock options.

Foreign currency translation policy:
For foreign subsidiaries whose functional currency is the local foreign currency, balance sheet accounts are translated at exchange rates in effect at the end of the year and income statement accounts are translated at average exchange rates for the year. Translation gains or losses are included as a separate component of shareholders’ equity. Exchange differences arising from foreign currency translation are included in the profit and loss account.

Income taxes:
The Company has elected to file a consolidated corporate income tax return with its domestic subsidiary. For tax reporting purposes, the Company uses certain accelerated depreciation methods which may create timing differences between book and tax income. Deferred income taxes will be adjusted for these timing differences.

Deferred taxation:
Provision is made by the liability method for taxation in respect of all timing differences. Deferred tax benefit is recognized only when there is reasonable assurance of realization.

Post retirement benefits:
Statement of Financial Accounting Standards (SFAS) No. 106, “Employers” Accounting for Post Retirement Benefits Other Than Pensions” requires that companies recognize the cost of providing post retirement health care and other non-pension benefits over the employees’ service periods, rather than as the benefits are paid. At the present time the Company does not provide any non-pension post retirement benefits.

SETO HOLDINGS, INC. AND SUBSIDIARIES

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

4.	Accounts receivable:

Following is a summary of receivables at January 31:

Trade accounts	$933,350
Miscellaneous receivables	18,643

951,993
Less: allowance for doubtful accounts	(13,350)

$938,643

At January 31, 2002 accounts receivable in the amount of $951,993 was pledged as collateral in connection with bank loans.

5.	Inventory:

Inventories at January 31 consist of:

Finished goods	$499,894
Work in process	77,174
Raw materials	275,706
Supplies	7,038

$859,812

At January 31, 2002 inventory in the amount of $859,812 was pledged as collateral in connection with bank loans.

6.	Property and equipment:

The following is a summary of property and equipment at cost, less accumulated depreciation:

Leasehold improvements	$150,961
Manufacturing equipment	840,013
Office equipment	131,436

1,122,410
Less accumulated depreciation	(411,398)

Total	$711,012

Depreciation expense charged to operations was $173,250 and $138,534 in 2002 and 2001, respectively.

Machinery and equipment with a cost of $1,122,410 is pledged as collateral for bank and equipment loans.

SETO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Goodwill:

In January, 1990, the Company acquired East Coast Sales Company for $309,000. The purchase price exceeded the fair value of the assets by $134,281 which was assigned to goodwill, and is being amortized on a straight-line basis over forty years. As of January 31, 2002, accumulated amortization of goodwill amounted to $48,828.

In November 1999, the Company acquired Hong Kong Batteries Industries, Ltd. for $727,000. The purchase price exceeded fair value of the assets by $747,300 which was assigned to goodwill and is being amortized on the straight-line basis over twenty years as of February 1, 2001. Prior to that date, the goodwill was amortized over forty years. The change did not have a material effect on the financial statements. As of January 31, 2002, accumulated amortization of goodwill amounted to $59,117.

Amortization expense charged to operations in 2002 and 2001 was $40,722 and $18,638 respectively.

8.	Notes payable and long-term debt:

The Company has an outstanding line of credit with a financial institution in the amount of $1,200,000. The line of credit carries interest at an annual rate of 2.90% plus the 30 day dealer commercial paper rate with an expiration date of October 31, 2002. As of January 31, 2002, the Company had utilized $1,047,652 of the line of credit. The personal guarantee of the Company’s President and the assets of the Company secure the loan.

Long-term debt of the domestic companies consists of the following:

		Balance
		January 31,
	Rate	2002	Maturity

Equipment loan(a)	15%	$37,644	2004
Shareholder(b)	15%	56,444	2002
Equipment loan(c)	10%	34,075	2004

		128,163
Less current portion		(83,349)

		$44,814

(a)	The note is payable in monthly installments of $1,607 including interest.
(b)	The note is payable to a shareholder in monthly amounts of $4,731, including interest and was paid off on April 15, 2002.
(c)	The note is payable in seventeen monthly installments of $1,033, including interest.

The maturities of these loans are as follows:

January 31, 2003	$83,349
January 31, 2004	29,292
January 31, 2005	15,522

$128,163

Notes payable of the foreign subsidiaries consist of a note payable in the amount of $27,392 with interest payable at 2% above the lenders base lending rates.

SETO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Commitments and contingencies:

The Company is obligated under a lease agreement with an entity owned by an officer of the Company which expires on April 30, 2013. Annual rent expense is as follows: $60,000 for each of the first five years, $66,000 for the second five years and $72,000 for each of the final five years. The Company is also obligated for insurance and the increase in real estate taxes over the base year as stipulated in the lease. This lease requires the following future minimum rental payments:

January 31, 2002	$60,000
January 31, 2003	64,500
January 31, 2004	66,000
January 31, 2005	66,000
January 31, 2006	66,000
Thereafter	442,500

$765,000

Rent expense charged to operations was $81,420 and $73,478 in 2002 and 2001 respectively.

The Company also leases three vehicles under operating leases with terms expiring through 2003. Total lease expense was $49,283 and $49,283 for the years ended January 31, 2002 and 2001, respectively.

10.	Income taxes:

The federal and state income tax provision (benefit) is summarized as follows:

	2002	2001

Current:
Federal	$0	$0
State	3,405	6,895
Foreign	9,313	37,616

Total current	12,718	44,511

Deferred:
Federal	(94,874)
State Foreign	6,400

Total deferred	(88,474)

Total provision (benefit)	$(75,756)	$44,511

A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. Federal Income Tax Rate to income before income taxes as follows:

	2002	2001

Computed tax at the federal statutory rate of 34%	$164,520	$30,306
State tax, net of federal benefit	11,478	4,551
Foreign tax effect, net	(25,627)	(102,021)
Operating loss carry forward	(131,253)	(98,009)
Reduction in valuation allowance	(94,874)
Disposition of subsidiary		209,684
Other, net

Provision (benefit) for income tax	$(75,756)	$44,511

Effective income tax rate	-16%	29%

SETO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Income taxes (continued):

Deferred tax asset:
Loss carry forward	$848,000	$376,991
Allowance for doubtful accounts	4,300	3,519

Total deferred tax assets	852,300	380,510

Deferred tax liabilities:
Difference between book and tax depreciation	300	4,516

Total deferred tax liabilities	300	4,516

Net deferred tax assets before valuation allowance	852,000	375,994
Valuation allowance	422,000	40,868

Net deferred tax asset	$430,000	$335,126

The Company has a net operating loss carryforward of approximately $2,500,000 to apply against federal and state tax liabilities in the future through the year 2009.

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

11.	Common stock:

During the year ended January 31, 2002, the Company issued 512,400 shares of its common stock to individuals who provided services to the Company. The Company also cancelled 90,000 shares previously issued and purchased 20,000 shares of its treasury stock for $3,000.

During the year ended January 31, 2001, the Company issued 1,262,500 shares of its common stock with net proceeds of $758,927 due upon the exercise of certain stock purchase options, and restricted private placement stock. In addition, the Company issued common stock for services to both affiliated individuals and nonaffiliated entities, which provided consulting and financial services by introducing funding sources and also created public awareness about the Company.

SETO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Earnings per share:

Basic earnings per share of common stock is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share amounts reflect the incremental increase in common shares outstanding assuming the exercise of all employee stock options and restricted stock units that would have had a dilutive effect on earnings per share. Diluted earnings per share also assumes that any dilutive convertible debt outstanding was converted at the later of the date of issuance or the beginning of the period, with related interest and outstanding common shares adjusted accordingly. A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share is as follows for the years ended January 31, 2002 and 2001.

	2002	2001

Weighted average common shares outstanding	14,557,463	19,365,825
Effect of using diluted securities:
Weighted average common equivalent shares from stock options	(768,478)	4,195,946

Diluted number of common shares outstanding	13,788,985	23,561,771

Securities that were outstanding but were not included in the computation of diluted earnings per share because their effect was antidilutive include options to purchase 6,025,000 and 5,750,000 shares of common stock for the years ended January 31, 2002 and 2001 respectively.

13.	Common stock options:

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

SETO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Common stock options (continued):

Additional information with respect to the Plan’s stock option activity is as follows:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding at January 31, 2001	5,750,000	$.25
Granted	500,000	.15
Cancelled	(225,000)	1.06

Outstanding at January 31, 2002	6,025,000	$.21

Options exercisable at January 31, 2001	5,600,000	$.24

Options exercisable at January 31, 2002	2,500,000	$.11

Stock Options Outstanding

		Weighted
	Number	Average	Weighted
	of	Remaining	Average
	Shares	Contractual	Exercise
Ranges of exercise prices	Outstanding	Life in years	Price

$0.10 — $0.25	4,500,000	4.25	$0.17
$0.26 — $0.50	1,500,000	4.25	$0.50
$0.51 — $1.50	25,000	0.27	$1.50

	6,025,000	2.50	$0.27

Stock Options Exercisable

		Weighted
	Number	Average	Weighted
	of	Remaining	Average
	Shares	Contractual	Exercise
Ranges of exercise prices	Outstanding	Life in years	Price

$0.10 — $0.25	2,500,000	4.25	$0.11
$0.26 — $0.50
$0.51 — $1.50

	2,500,000	4.25	$0.10

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

SETO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	Stock based compensation to non-employees:

The Company recognized compensation to non-employees for stock issued as compensation at the discounted fair market value of the stock as of the date of issue. Discounted fair market value is determined based on the average closing price per day over the last twelve months period following the date of issue. At January 31, 2002 the Company issued a total of 512,400 shares of common stock to consultants and recognized consulting expense of $38,430. In addition, the Company cancelled 90,000 shares of its common stock previously issued to a consultant.

During the year ended January 31, 2001, the Company issued 180,000 shares of common stock to GoPublic.Com for consulting services. As a result, the Company has recorded $50,400 in consulting expense, which was being amortized over the term of the contract, which has since been canceled.

15.	Employment agreements:

On May 1, 1996, the Company entered into employment agreements with its President and Vice President. The Term of the agreements has been extended to April 30, 2006. Compensation is set at a base of $125,000 and $110,000 for the President and Vice President, respectively, with each getting a bonus of 5% of the increase in SETO Holdings, Inc./East Coast Sales Company’s consolidated net income over the net income from the previous years. Each employee also received 1,000,000 stock options at $0.25, 1,000,000 stock options at $0.10 and 500,000 stock options at $0.50. The Vice President also received 50,000 stock options at $0.50 in February 2000. On December 6, 2001 the President received 250,000 stock options and the Vice President received 150,000 stock options with both having an exercise price of $.15 per share to replace common shares previously issued and cancelled. The options were not part of the 1997 Non-statutory Stock Option Plan effectuated March 25, 1997. As of January 31, 2002, none of these options had been exercised.

On July 15, 1998, the Company entered into an employment agreement with the acting secretary of the Company. The term of the agreement has been extended to April 30, 2006. Compensation is set at a base of $60,000 with a bonus of 2% of any increase in SETO Holdings, Inc./East Coast Sales Company’s consolidated net income over the net income from the previous years. The employee also received 500,000 stock options exercisable at $0.50 per share. On December 6, 2001 the employee received 100,000 options exercisable at $.15 per share. These options were not part of the 1997 Non-statutory Stock Option Plan effectuated March 25, 1997. As of January 31, 2002, none of these options had been exercised.

As of January 31, 2002 the Company has accrued bonuses of $53,688 to the officers.

16.	Disposition of subsidiary:

In November 1999, the Company purchased 100% of the outstanding common shares of Fimas, SDN BHD (“Fimas”) in a transaction accounted for as a purchase. The Company issued 5,000,000 shares of its common stock valued at $0.89 per share.

In January 2001, the Company disposed of its subsidiary and reacquired the common stock previously issued in the acquisition at $0.89 per share. As a result of the sale, activities for Fimas have been accounted for as discontinued operations. These results are presented as net amounts in the Consolidated Statements of Income, with prior periods restated to conform to the current presentation. The condensed results of the discontinued operations were as follows:

SETO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	Disposition of subsidiary:

	2002	2001

Net sales		$24,091,242
Cost of sales		22,889,911

Gross profit		1,201,331

Selling, general and administrative expenses		1,206,932
Interest expense		150,691
Other income		(1,774)

		1,355,849

Income (loss) before income taxes		(154,518)
Income taxes

Net income (loss)		($154,518)

The Company recorded approximately $83,849 in a provision for severance pay, lease obligations and other related costs, included in the loss from discontinued operations in the accompanying statement of income (loss). As of January 31, 2002, the Company has paid these expenses.

In June 1998, the Company purchased 100% of the outstanding common shares of Fuji Fabrication, SDN BHD (“Fuji”) for $100,000, in a transaction accounted for as a purchase.

In September 2001, the Company disposed of Fuji and reported a gain on the sale in the amount of $29,919. As a result of the sale, activities for Fuji have been accounted for as discontinued operations. These results are presented as net amounts in the Consolidated Statements of Income, with prior periods restated to conform to the current presentation. The condensed results of the discontinued operations were as follows:

	2002	2001

Net sales	$180,102	$714,811
Cost of sales	197,389	668,992

Gross Profit (loss)	(17,287)	45,819

Selling, general and administrative expenses	124,363	100,663
Interest expense	3,040	10,653
Other income	(77,297)

	50,106	111,316

Loss before income taxes	(67,393)	(65,497)
Income taxes	474

Net loss	($67,867)	($65,497)

SETO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	Principal products and segmentation of sales:

The Company’s principal products are industrial ceramics, diamond cutting tools, cellular phone batteries and industrial batteries. The tools include dicing blades which are components of precision electronic saws, scribes which are used to cut silicon wafers, porcelain and ceramic molds and dressers which are used for the shading and forming of grinding wheels in the machine tool industry.

Financial information relating to the principal industry segments and classes of products:

	2002	2001

Sales to customers:
Industry A — Ceramics	$2,338,673	$1,454,133
Industry B — Diamond tools	794,010	855,962
Industry C — Industrial batteries	2,039,543	2,576,773
Industry D — Telecommunication products	469,789	51,610

	$5,642,015	$4,938,478

Operating profit or loss:
Industry A — Ceramics	$629,852	$364,013
Industry B — Diamond tools	(225,162)	(317,128)
Industry C — Industrial batteries	78,123	276,750
Industry D — Telecommunication products	67,831	(26,782)

	$550,644	$296,853

Identifiable assets:
Industry A — Ceramics	$980,075	$512,018
Industry B — Diamond tools	2,286,648	1,447,537
Industry C — Industrial batteries	592,427	841,555
Industry D — Telecommunication products	140,851	29,600
Corporate	688,183	1,169,127

	$4,688,184	$3,999,837

Two customers each accounted for more than 10% of total sales and together accounted for approximately 39% of total sales for the year ended January 31, 2002.

SETO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	Principal products and segmentation of sales (continued):

Foreign and domestic operations and export sales:

	2002	2001

Sales to customers:
United States	$3,019,080	$1,359,235
Far East	1,587,846	3,047,331
Canada	1,035,089	531,912

	$5,642,015	$4,938,478

Operating profit:
United States	$132,155	$71,245
Far East	158,623	197,407
Canada	259,866	28,201

	$550,644	$296,853

Identifiable assets:
United States	$2,091,191	$1,767,928
Far East	1,926,801	1,655,933
Canada	670,192	575,977

	$4,688,184	$3,999,837

18.	Supplemental cash flow information:

	2002	2001

Interest paid during the year	$83,972	$152,953

Income taxes paid during the year	$1,251

Supplemental schedule of non-cash investing and financing activities:
Equipment acquired under a note obligation	$32,000

Cancellation of common shares relating to disposition of subsidiary		$4,518,362

SETO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	Restatement of prior year results:

The financial statements for the year ended January 31, 2001 have been restated to reflect a change in the results of operations of its foreign subsidiaries. The effect of the changes was as follows:

Income from continuing operations, as previously reported	$75,648
Income from continuing operations, as restated	110,120

Net change	34,472

Discontinued operations, as previously reported:
Loss from operations of subsidiaries	(154,518)
Loss on disposal of subsidiaries	(581,121)

(735,639)

Discontinued operations, as restated:
Loss from operations of subsidiaries	(220,015)
Loss on disposal of subsidiaries	(685,262)

(905,277)

Net change	(169,638)

Increase in net loss	(135,166)
Retained earnings (deficit), as previously reported	(1,952,522)
Adjustment to give effect to disposition of subsidiary	35,599

Retained earnings (deficit), as restated	($2,052,089)

Earnings per share information, as previously reported:
Income from continuing operations:
Basic	$0.00

Diluted	$0.00

Discontinued operations:
Basic	($0.04)

Diluted	($0.03)

Earnings per share information, as restated:
Income from continuing operations Basic	$0.01

Diluted	$0.00

Discontinued operations:
Basic	($0.05)

Diluted	($0.05)