Form 10QSB
period 2002-04-30
SETO HOLDINGS INC
filed 2002-06-14
CIK 794998

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2002

or

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

Yes X	No

Indicate the number of Shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2002

Common Stock, par value $.001 per share	14,659,000

INDEX

Part I. Financial Information

Item 1. Consolidated financial statements:

Balance sheet as of April 30, 2002	F-2

Statement of income for the three months ended April 30, 2002 and 2001	F-3

Statement of comprehensive income for the three months ended April 30, 2002 and 2001	F-4

Statement of cash flows for the three months ended April 30, 2002 and 2001	F-5

Notes to consolidated financial statements	F-6 - F-10

Item 2. Management’s discussion and analysis of financial condition

Part II. Other information

Signatures

SETO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET — APRIL 30, 2002
(UNAUDITED)

ASSETS

Current assets:

Cash	$448,765

Accounts receivable, less allowance for doubtful accounts of $13,350	981,132

Note receivable	291,607

Inventory	897,023

Prepaid expenses and other current assets	41,954

Deferred tax asset, current portion	170,000

Total current assets	2,830,481

Property, plant and equipment, net of depreciation	728,684

Other assets:

Goodwill, net of amortization	763,456

Security deposits and other assets	70,897

Deferred tax asset, net of current portion	330,000

1,164,353

Total assets	$4,723,518

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Current portion of long-term debt	$27,468

Notes payable	833,505

Accounts payable	417,810

Accrued expenses	104,292

Total current liabilities	1,383,075

Other liabilities:

Deferred lease liability	24,000

Long-term debt, net of current portion	38,762

Net liabilities of discontinued operations, less assets to be disposed of	89,064

Total other liabilities	151,826

Commitments and contingencies

Shareholders’ equity:

Common stock par value $.001; 100,000,000 shares authorized; 14,783,400 shares issued	14,783

Additional paid in capital	4,515,786

Currency translation adjustment	(150,522)

Retained earnings (deficit)	(1,165,189)

3,214,858

Less common shares held in treasury, 124,400 shares at cost	(26,241)

Total shareholders’ equity	3,188,617

Total liabilities and shareholders’ equity	$4,723,518

See notes to consolidated financial statements.

SETO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

THREE MONTHS ENDED APRIL 30, 2002 AND 2001
(UNAUDITED)

		2001
	2002	Restated

Net sales	$1,835,839	$1,402,840

Cost of sales	907,816	787,372

Gross profit	928,023	615,468

Selling, general and administrative expenses	556,124	468,456

Income from operations	371,899	147,012

Other income (expenses):

Interest income	6,125	3,839

Interest expense	(69,607)	(28,903)

Foreign currency exchange	(462)	2

	(63,944)	(25,062)

Income before income taxes (benefit)	307,955	121,950

Income tax (benefit)	(67,081)	1,300

Income from continuing operations	375,036	120,650

Discontinued operations:

Loss from operations of subsidiaries	(3,219)	(21,380)

Loss on disposal of subsidiaries	(6,606)

	(9,825)	(21,380)

Net income	$365,211	$99,270

Earnings per share information:

Income from continuing operations

Basic	$0.03	$0.01

Diluted	$0.03	$0.01

Discontinued operations:

Basic	$0.00	$0.00

Diluted	$0.00	$0.00

See notes to consolidated financial statements.

SETO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

THREE MONTHS ENDED APRIL 30, 2002 AND 2001
(UNAUDITED)

		2001
	2002	Restated

Net income	$365,211	$99,270

Other comprehensive income, net of tax:

Foreign currency translation adjustment	0	0

Comprehensive income	$365,211	$99,270

See notes to consolidated financial statements.

SETO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

THREE MONTHS ENDED APRIL 30, 2002 AND 2001
(UNAUDITED)

		2001
	2002	Restated

Operating activities:

Income from continuing operations	$375,036	$120,650

Adjustments to reconcile net income to cash provided by continuing operations:

Depreciation and amortization	43,158	25,977

Provision for deferred income taxes	(70,000)

Compensatory stock surrendered		(25,200)

Changes in other operating assets and liabilities:

Accounts and notes receivable	(43,549)	(82,056)

Inventories	(37,211)	(31,530)

Prepaid expenses and other current assets	48,271	44,220

Other assets	(19,660)	(40,008)

Accounts payable, and accrued expenses	(44,301)	161,564

Deferred lease liability	1,500	1,500

Net cash provided by continuing operations	253,244	175,117

Net cash provided by (used in) discontinued operations	(8,961)	29,993

Net cash provided by operating activities	244,283	205,110

Investing activities:

Purchase of property and equipment	(50,650)

Net cash used in investing activities	(50,650)

Financing activities:

Proceeds from financing	135,853	14,677

Payment of debt	(409,578)	(83,245)

Purchase of treasury stock	(14,215)

Net cash used in financing activities	(287,940)	(68,568)

Net increase (decrease) in cash	(94,307)	136,542

Cash, beginning of period	543,072	599,229

Cash, end of period	$448,765	$735,771

Supplemental disclosures of cash flow information:

Cash paid during the year for:

Interest	$69,607	$28,903

Income taxes	$601

See notes to consolidated financial statements.

SETO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Preparation of interim financial statements:

The consolidated financial statements have been prepared by SETO Holdings, Inc. (the “Company”) in conformity with accounting principles generally accepted in the United States and are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-KSB for the year ended January 31, 2002. In the opinion of management, the Company’s interim financial statements include all adjustments (consisting of normal recurring accruals and adjustments necessary for adoption of new accounting standards) necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such Securities and Exchange Commission rules. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim periods are not necessarily indicative of results for the full year. The unaudited financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s January 31, 2002 Annual Report on Form 10-KSB.

The consolidated financial statements include the accounts of the Company and its subsidiaries, which are wholly owned. All significant intercompany transactions are eliminated in the consolidation process.

2.	Accounting change:

On February 1, 2002, the Company adopted Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement 144”). Statement 144 supersedes Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets to be disposed of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of business. Statement 144 also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. Adoption of Statement 144 had no impact of the financial position of the Company or its results of operations.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Standard No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“Statement 145”). Statement 145 rescinds FASB Statement No. 4 Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, and FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. Statement 145 also rescinds FASB Statement No. 44 Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Statement 145 also amends other existing authoritive pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Early adoption of Statement 145 is encouraged and may be as of the beginning of the fiscal year or as of the beginning of the interim period in which the statement issued. The Company has elected to early adopt this statement effective February 1, 2002. Management does not believe adoption of this statement materially impacted the Company’s financial position or results of operations.

SETO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.	Nature of operation, risks and uncertainties:

The Company currently has a minuscule share of the dicing blade, ceramics market. There can be no assurance that the Company will be able to increase its market share or that the market demand will increase. Furthermore, the Company faces the possibility of adverse market conditions from technological changes, shifting product emphasis among competitors and the entry of new competitors into the market.

4.	Inventory:

Inventories at April 30, 2002 consist of:

Finished goods	$519,156

Work-in-process	76,058

Raw materials	295,829

Supplies	5,980

$897,023

5.	Intangible assets and goodwill:

On January 1, 2002, the Company fully adopted Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets(“Statement 142”), Statement 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. Statement 142 establishes new accounting for goodwill and other intangible assets recorded in business combinations. Under the new rules, goodwill and intangible assets arising from acquisitions after June 30, 2001, are no longer amortized but are subject to annual impairment tests in accordance with the statement. Other intangible assets will continue to be amortized over their useful lives.

In January 1990, the Company acquired East Coast Sales Company for $309,000. The purchase price exceeded the fair value of the assets by $134,281, which was assigned to goodwill and is being amortized on the straight-line basis over forty years. As of April 30, 2002 accumulated amortization of goodwill amounted to $49,667.

In November 1999, the Company acquired Hong Kong Batteries Industries, Ltd for $727,000. The purchase price exceeded the fair value of the assets by $747,300, which was assigned to goodwill and is being amortized on the straight-line basis over twenty years. As of April 30, 2002 accumulated amortization of goodwill amounted to $68,458.

SETO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

April 30, 2003	$64,500

April 30, 2004	66,000

April 30, 2005	66,000

April 30, 2006	66,000

April 30, 2007	66,000

Thereafter	421,500

$750,000

Rent expense charged to operations was $23,891 and $16,921 in 2002 and 2001 respectively.

The Company also leases three vehicles under operating leases with terms expiring through 2003. Total lease expense was $12,321 and $12,321 for the three months ended April 30, 2002 and 2001 respectively.

7.	Earnings per share:

The following reconciles the number of common shares outstanding at April 30 of 2002 and 2001 to the weighted average number of common shares outstanding for the purposes of calculating basic and dilutive earnings per share:

	April 30,

	2002	2001

Weighted average number of common shares outstanding	14,659,000	14,361,000

Effect of using diluted securities:

Weighted average common equivalent shares from stock options	(2,944,575)	1,501,176

Diluted number of common shares outstanding	11,714,425	15,862,176

At April 30, 2002 there were approximately 6,025,000 million shares of common stock potentially issuable with respect to stock options, which could dilute basic earnings per share in the future.

8.	Disposition of subsidiary:

On February 1, 2001, the Company adopted a formal plan to sell Fuji Fabrication, SDN, BHD. The assets of Fuji Fabrication to be sold consist primarily of inventory and equipment.

The sale of Fuji Fabrication on October 1, 2001 resulted in a selling price of $290,547, which includes a note receivable with a balance of $291,607 including accrued interest.

SETO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.	Disposition of subsidiary (continued):

Net sales of Fuji Fabrication for 2002 and 2001 were $0 and $33,259 respectively. These amounts are not included in net sales in the accompanying consolidated statement of income.

	April 30,

	2002	2001

Net sales	$0	$33,259

Cost of sales	0	50,789

Gross profit	0	(17,530)

Selling, general and administrative expenses	3,219	6,284

Other income		(2,434)

	3,219	3,850

Net income (loss)	$(3,219)	$(21,380)

9.	Principal products and segmentation of sales:

The Company’s principal products are industrial ceramics, diamond cutting tools, cellular phone batteries and industrial batteries. The tools include dicing blades which are components of precision electronic saws, scribes which are used to cut silicon wafers, porcelain and ceramic molds and dressers which are used for the shading and forming of grinding wheels in the machine tool industry.

Financial information relating to the principal industry segments and classes of products:

	April 30,

	2002	2001

Sales to customers:

Industry A — Ceramics	$1,005,339	$430,637

Industry B — Diamond tools	262,884	217,342

Industry C — Industrial batteries	382,274	738,441

Industry D — Contract manufacturing	185,342	16,420

	$1,835,839	$1,402,840

Operating profit or loss:

Industry A — Ceramics	$369,972	$148,942

Industry B — Diamond tool	(45,550)	(82,363)

Industry C — Industrial batteries	8,256	72,802

Industry D — Contract manufacturing	39,221	7,631

	$371,899	$147,012

Identifiable assets:

Industry A — Ceramics	$917,450	$583,701

Industry B — Diamond tools	2,329,894	1,489,337

Industry C — Industrial batteries	614,796	992,583

Industry D — Contract manufacturing	182,536	45,364

Corporate	678,842	1,356,111

	$4,723,518	$4,467,096

Two customers each accounted for more than 10% of total sales and together accounted for approximately 53% of total sales for the three months ended April 30, 2002.

SETO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.	Principal products and segmentation of sales (continued):

Foreign and domestic operations and export sales:

	April 30,

	2002	2001

Sales to customers:

United States	$1,009,711	$438,469

Far East	440,665	718,831

Canada	385,463	245,540

	$1,835,839	$1,402,840

Operating profit:

United States	$92,975	$14,701

Far East	96,694	129,371

Canada	182,230	2,940

	$371,899	$147,012

Identifiable assets:

United States	$2,125,583	$2,351,818

Far East	1,794,935	1,563,467

Canada	803,000	551,811

	$4,723,518	$4,467,096

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations – First Quarter of 2003 Compared to First Quarter of 2002 Restated

Our net revenues for Q1 2003 (fiscal year ending January 31, 2003) increased 368% compared to Q1 2002 and we experienced our best financial results for a quarter as comparably structured. The increase in net revenues came from SETO’s Ceramic division, East Coast Sales Company, primarily due to a significant increase in sales of our custom ceramic products for the detection and protection industry.

Cost of sales for Q1 2003 increased 15% compared to Q1 2002 while our gross margin percentage increased to 50% for Q1 2003 compared to 43% in Q1 2002, primarily due to the increase in the higher-margin custom ceramic business. See “Outlook” for a discussion of our gross margin expectations.

Q1 2002 has been restated using the Treasury Stock method to calculate earnings per share, which is required by Statement of Financial Accounting Standards (SFAS) No. 128. Under SFAS No. 128, the exercise of options and warrants shall be assumed at the beginning of the period, or time of issuance if later and common shares shall be assumed issued. The proceeds from exercise shall be assumed to be used to purchase common stock at the average market price during the period. The difference between the number of shares assumed issued and the number of shares purchased shall be included in the denominator of the diluted earnings per share computation. The diluted number of common shares outstanding at April 30, 2001was originally 19,886,000 shares and has been restated at 15,862,176 shares. The difference in diluted shares outstanding had no effect on the earning per share amount at April 30, 2001.

Ceramics – Net revenues for the Ceramic segment increased by $574,702 or 134% in Q1 2003 compared to Q1 2002. This increase in net revenues was primarily due to significantly higher sales of our custom ceramic products that are used in detection and protection systems. Net operating profit increased by $221,030, or 148% for Q1 2003 compared to Q1 2002, primarily due to the increase in the higher-margin custom ceramic business.

Diamond Tools – Net revenues for the Diamond Tool segment increased by $45,420 or 21% in Q1 2003 compared to Q1 2002, primarily due to higher margins and cost cutting measures initiated in 2002. Net operating loss decreased by $36,813, or 45% for Q1 2003 compared to Q1 2002, primarily due to the higher product margins and a reduction in payroll.

Industrial Batteries – Net revenues for the Industrial Batteries segment decreased $356,167 or 48% for Q1 2003 compared to Q1 2002, primarily due to lower gross margins and increased competition from China. Net operating profit decreased by $64,546 or 89% for Q1 2003 compared to Q1 2002, primarily due a decrease in sales and increased competition.

Contract Manufacturing – Net revenues for the Contract Manufacturing Segment increased $168,922 or 1029% for Q1 2002 compared to Q1 2001, primarily due to significantly higher sales and market acceptance of our products. Net operating profit increased $31,590 or 414% for Q1 2002 compared to Q2 2002, primarily due to the increase in sales.

Selling, General and Administrative Expenses, Other and Taxes. General and administrative expenses increased $87,668 or 19% in Q1 2003 compared to Q1 2002, primarily due higher payroll costs, commissions and professional fees. Selling, general and administrative expenses were 30% of net revenues in Q1 2002 and 33% of net revenues in Q1 2001, including charges for amortization of acquisition-related intangibles and costs and, in Q1 2001 amortization of goodwill.

Amortization of acquisition-related intangibles and costs increased to $10,180 in Q1 2003. Amortization of goodwill and acquisition-related intangibles and costs were $5,642 in Q1 2002. The increase primarily resulted from the implementation of Statement of Financial Accounting Standards (SFAS) No. 142, as of the beginning of fiscal 2003. Under SFAS 142, goodwill is no longer amortized.

Our effective income tax rate was –43% for Q1 2003 compared to 1% for Q1 2002. The lower tax rate in Q1 2003 is due to our higher net income from our United States subsidiaries and is offset by our net operating loss carryforward. The adjusted rate for Q1 2003 reflects the current expected income for fiscal 2003.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

Liquidity and Capital Resources

Our financial condition remains strong. At April 30, 2002, cash totaled $448,765, down $94,307 at January 31, 2002. Total short-term and long-term debt of $1,534,901 was 48% and 65% of shareholders’ equity as of the end of the first quarter of 2003 and 2002 respectively.

For the first quarter of 2002, cash provided by operating activities was $ 244,283. Inventory levels increased from January 31, 2002, as we had to increase our ceramics inventory due to increased demand. Accounts receivable also increased, primarily due the increase in sales volume that occurred during the first quarter. Our six largest customers accounted for approximately 47% of net revenues for the first quarter of 2003. At April 30, 2002, these four largest customers accounted for approximately 44% of net accounts receivable. Our deferred tax asset increased $70,000 during the first quarter 2002, due to our estimated profitability in the United States for fiscal 2003. The main non-operating source of cash during the quarter was $135,853 that we drew down on our line of credit.

We fund our working capital requirements on a short-term basis primarily through a line-of-credit with a major financial institution with maturity on October 31, 2002. Maximum borrowing capacity under the line-of-credit is $1,200,000. At April 30, 2002 we utilized $833,505 of the credit total line and had $366,495 available for use.

Major uses of cash during the quarter included capital spending of $50,650 for plant and equipment, and $409,578 was used to pay down our short and long-term debt. In addition, during Q1 2003 we purchased seventy five thousand shares of our stock for $14,215, which was placed in our treasury.

Our current ratio for Q1 2003 was 2.05 compared to 1.23 for Q1 2002, primarily due to our increase in sales and our cost cutting measures that were put in place in 2002.

We believe that we have the financial resources needed to meet our business requirements for the next twelve months, including capital expenditures, working capital requirements and potential future acquisitions or strategic investments.

Outlook

The following outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. These statements do not reflect the potential impact of any mergers, acquisitions, divestitures or other business combinations that had not closed as of the end of the first quarter of fiscal 2003.

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting estimates include: valuation of inventory, which impacts cost of sales and gross margin; our deferred tax asset, which impacts income tax expense (benefit); and the assessment of recoverability of goodwill and other intangible assets, which impacts write-offs of goodwill and intangibles. Below, we discuss these policies further, as well as the estimates and judgments that are as difficult or subjective, such as our policies for revenue recognition.

Uncertainty in global economic conditions continues to make it difficult to predict product demand, but we expect that the current trends will continue through 2003. For the second quarter 2003, we expect revenue to be between $1,875,000 and $2,100,000, compared to first quarter revenue of $1,835,839. Our financial results are substantially dependent on sales of ceramic products and diamond tools, all of which are difficult to forecast. Revenue is also subject to the impact of economic conditions in various geographic regions.

We can expect gross margins percentage in the second quarter of 2003 to be approximately 52%, plus or minus a couple of points, compared to 50% in the first quarter. For the full year of fiscal 2003, our gross margin percentage is expected to be 55%, plus or minus a few points. Our expectation for fiscal 2003 reflects our early

Management’s Discussion and Analysis of Financial Condition and Results of Operations

progress this year in improving profitability, and is consistent with our view that the current trends will continue through 2003. Our gross margin varies, depending on sales volume and product pricing.

Our policy for valuation of inventory, including the determination of obsolete inventory, requires us to estimate the future demand of our products within specific time horizons, generally four months or less. The estimates of future demand that we use in the valuation of inventory are the basis for our published revenue forecast. If our demand forecast for specific products is greater than actual demand and we do not reduce manufacturing output accordingly, we could be required to record additional inventory reserves, which would have a negative impact on our gross margin.

We currently expect capital spending will be approximately $125,000 in fiscal 2003. If demand for our products does not continue to grow, revenues and gross margins could be adversely affected. Depreciation is expected to be $40,000 for the second quarter and $140,000 for fiscal 2003.

We have completed the adoption of the SFAS Nos. 141 and 142 on accounting for business combinations and goodwill as of the beginning of fiscal 2003. Accordingly, we will no longer amortize goodwill from future acquisitions, but will continue to amortize acquisition-related intangibles and costs. Consequently, we expect amortization of acquisition-related intangibles and costs to be approximately $9,340 in the second quarter and $37,365 for fiscal 2003.

In conjunction with the implementation of the new accounting rules for goodwill, as of the beginning of fiscal 2003, we completed a goodwill impairment review for Hong Kong Batteries SDN BHD and East Coast Sales Company, the reporting units that have substantially all of our recorded goodwill, and found no impairment. According to our accounting policy under the new rules, we will perform a similar review annually, or earlier if indicators of potential impairment exist. Our impairment review is based on a discounted cash flow approach that uses our estimates of revenues and costs for these groups as well as appropriate discount rates. If our revenue and cost forecasts are not achieved, we may incur charges for impairment of goodwill.

Our future results of operations and the other forward-looking statements contained in this outlook discussion involve a number of risks and uncertainties—in particular the statements regarding our goals, plans to cultivate new business, future economic conditions and the tax rate. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: business and economic conditions and trends in the detection and protection systems field and diamond tool industries in various geographic regions; factors associated with doing business outside the United States, including currency controls and fluctuations, and tariff, import and other related restrictions and regulations; possible disruption in commercial activities related to terrorist activity or armed conflict in the United States and other locations, such as changes in logistics and security arrangements, and reduced end-user purchases relative to expectations; civil or military unrest or political instability in a locale; changes in customer order patterns; competitive factors such as manufacturing technologies and pricing pressures; excess or obsolete inventory and variations in inventory valuation; the ability to sustain and grow ceramic, diamond tools and custom manufacturing, and successfully integrate and operate any acquired business; and litigations involving intellectual property, stockholder and other issues.

We believe that we have the product offerings, facilities, personnel, and competitive and financial resources for continued business success, but future revenues, costs, margins and profits are all influenced by a number of factors, including those discussed above, all of which are inherently difficult to forecast.

Market Risk

We are exposed to market risks from changes in interest rates and foreign currency exchange rates. To manage exposures to these fluctuations, we may occasionally enter into various hedging transactions. We do not use derivatives for trading purposes, or do we generate income or engage in speculative activity and we have never used leveraged derivatives to hedge the value of its net investments in our foreign subsidiaries.

Currency — During Q1 2003, our loss from foreign currency exchange losses totaled $462 compare to a gain of $2 in Q1 2002, neither materially impacted our operational results. We feel that we can manage our foreign currency translation gains and losses due to the fact that both Malaysia’s and China’s currency rates are fixed

Management’s Discussion and Analysis of Financial Condition and Results of Operations

relative to the U.S. dollar. While future fluctuations in currency rates could have a negative impact on our future operations, the current conditions are expected to continue to provide strong revenue and earnings growth.

Inflation – We have not had a significant impact from general inflation over the past five years due to our cash flow and the global economy. Although it is difficult to predict the impact of inflation, we do not anticipate that inflation will materially impact our margins, operating costs and our results of operations for fiscal 2003.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SETO HOLDINGS, INC. (Registrant)

By /s/ Eugene J. Pian Eugene J. Pian, President

Date: June 14, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Eugene J. Pian Eugene J. Pian Director

Date: June 14, 2002

/s/ Craig A. Pian Craig A. Pian Director

Date: June 14, 2002

/s/ Francine Pian Francine Pian Director

Date: June 14, 2002