Form 10QSB
period 2002-07-31
SETO HOLDINGS INC
filed 2002-09-13
CIK 794998

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
X	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934 For the quarterly period ended July 31, 2002

OR

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission file number 33-5820-LA

SETO HOLDINGS, INC.
(Formerly Semicon Tools, Inc.)
(Exact name of small business issuer as specified in its charter)

Nevada	77-0082545
(State or other jurisdiction of	(I.R.S.) Employer
incorporation or organization)	Identification Number

554 North State Road, Briarcliff Manor, New York, 10510
(Address of principal executive offices)

(914)-923-5000
(Registrant’s telephone number, including area code)

N/A
(Former name, former address, and former fiscal year, if changed since last report)

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X    No

Shares outstanding of Registrant’s common stock:

Class	Outstanding at July 31, 2002
Common stock $.001 par Value	14,484,700

CONSOLIDATED CONDENSED BALANCE SHEET — JULY 31, 2002
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
SIGNATURES
CERTIFICATION

INDEX

Part I	Financial Information

Item 1.	Consolidated Condensed Financial Statements:

	Consolidated Condensed Balance Sheet as of July 31, 2002	F-2

	Consolidated Condensed Statement of Income for the six and three months ended July 31, 2002 and 2001	F-3

	Consolidated Condensed Statement of Cash Flows for the six months ended July 31, 2000 and 2001	F-4

	Notes to Financial Statements	F-5 - F-9

Item 2.	Management’s Discussion and Analysis of Financial Condition	F-10 - F-14

Part II	Other Information

Signatures

SETO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEET — JULY 31, 2002
(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$322,510
Accounts receivable, less allowance for doubtful accounts of $20,000	1,218,462
Note receivable	290,547
Inventory	1,002,240
Prepaid expenses and other current assets	23,932
Deferred tax asset, current portion	170,000

TOTAL CURRENT ASSETS	3,027,691

PROPERTY, PLANT AND EQUIPMENT, NET OF DEPRECIATION	736,965

OTHER ASSETS
Goodwill, net of amortization	752,996
Security deposits and other assets	90,974
Deferred tax asset, net of current portion	330,000

1,173,970

TOTAL ASSETS	$4,938,626

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$27,392
Notes payable	980,944
Accounts payable	77,418
Accrued expenses	88,081

TOTAL CURRENT LIABILITIES	1,173,835

OTHER LIABILITIES
Deferred lease liability	25,500
Long-term debt, net of current portion	31,150
Net liabilities of discontinued operations, less assets to be disposed of	90,400

TOTAL OTHER LIABILITIES	147,050

SHAREHOLDERS’ EQUITY
Common stock par value $.001; 100,000,000 shares authorized; 14,783,400 shares issued	14,783
Additional paid in capital	4,515,786
Currency translation adjustment	(150,522)
Retained earnings (deficit)	(700,039)

3,680,008
Less common shares held in treasury, 298,700 shares at cost	(62,267)

TOTAL SHAREHOLDERS’ EQUITY	3,617,741

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,938,626

See Notes to Consolidated Condensed Financial Statements.

SETO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

SIX AND THREE MONTHS ENDED JULY 31, 2002 AND 2001
(UNAUDITED)

	Six Months Ended		Three Months Ended
	July 31		July 31

		2001		2001
	2002	Restated	2002	Restated

Net revenues	$3,828,761	$2,641,362	$1,992,922	$1,238,522

Costs and expenses:
Cost of sales	1,838,558	1,432,123	930,742	644,751
Selling, general and administrative expenses	1,091,211	850,769	545,267	387,955
Amortization of acquisition-related intangibles and costs	20,700	11,283	10,520	5,641

Operating costs and expenses	2,950,469	2,294,175	1,486,529	1,038,347

Operating income	878,292	347,187	506,393	200,175

Interest and other, net	(66,785)	(37,125)	(2,841)	(12,063)

Income before income taxes (benefit)	811,507	310,062	503,552	188,112
Income taxes (benefit)	(61,324)	3,279	5,757	1,979

Income from continuing operations	872,831	306,783	497,795	186,133

Discontinued operations:
Income (Loss) from operations of subsidiaries	(4,555)	27,102	(1,336)	48,482
Loss on disposal of subsidiaries	(37,975)		(31,369)

	(42,530)	27,102	(32,705)	48,482

Net income	$830,301	$333,885	$465,090	$234,615

Earning per share information:
Income from continuing operations
Basic	$0.06	$0.02	$0.03	$0.01

Diluted	$0.07	$0.02	$0.04	$0.01

Discontinued operations:
Basic	$0.00	$0.00	$0.00	$0.00

Diluted	$0.00	$0.00	$0.00	$0.00

Weighted average common shares outstanding	14,783,400	14,315,254	14,783,400	14,271,000

Weighted average common shares outstanding, assuming dilution	13,158,400	15,163,681	13,521,495	13,851,556

See Notes to Consolidated Condensed Financial Statements.

SETO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JULY 31, 2002 AND 2001
(UNAUDITED)

		2001
	2002	Restated

OPERATING ACTIVITIES
Income from continuing operations	$872,831	$306,783
ADJUSTMENTS TO RECONCILE NET INCOME TO CASH PROVIDED BY CONTINUING OPERATIONS
Depreciation and amortization	88,000	55,151
Provision for deferred income taxes	(70,000)
Compensatory stock surrendered		(25,200)
CHANGES IN OTHER OPERATING ASSETS AND LIABILITIES
Accounts and notes receivable	(279,819)	28,560
Inventories	(142,428)	(74,630)
Prepaid expenses and other current assets	66,293	32,546
Other assets	(39,737)	(46,982)
Accounts payable, and accrued expenses	(400,904)	80,985
Deferred lease liability	3,000	3,000

NET CASH PROVIDED BY CONTINUING OPERATIONS	97,236	360,213
NET CASH USED IN DISCONTINUED OPERATIONS	(37,975)	(26,678)

NET CASH PROVIDED BY OPERATING ACTIVITIES	59,261	333,535

INVESTING ACTIVITIES
Purchase of property and equipment	(93,253)	(108,405)

NET CASH USED IN INVESTING ACTIVITIES	(93,253)	(108,405)

FINANCING ACTIVITIES
Proceeds from financing	393,292	18,847
Payment of debt	(529,621)	(80,022)
Purchase of treasury stock	(50,241)

NET CASH USED IN FINANCING ACTIVITIES	(186,570)	(61,175)

NET INCREASE (DECREASE) IN CASH	(220,562)	163,955
CASH, BEGINNING OF PERIOD	543,072	599,229

CASH, END OF PERIOD	$322,510	$763,184

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest	$77,197	$28,903

Income taxes	$1,519	$—

See Notes to Consolidated Condensed Financial Statements.

SETO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1. PREPARATION OF INTERIM FINANCIAL STATEMENTS

The consolidated financial statements have been prepared by SETO Holdings, Inc. (the “Company”) in conformity with accounting principles generally accepted in the United States and are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-KSB for the year ended January 31, 2002. In the opinion of management, the Company’s interim financial statements include all adjustments (consisting of normal recurring accruals and adjustments necessary for adoption of new accounting standards) necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such Securities and Exchange Commission rules. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim periods are not necessarily indicative of results for the full year. The unaudited financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s January 31, 2002 Annual Report on Form 10-KSB. Certain amounts presented for the six and three months ended July 31, 2001 have been reclassified to conform to the current presentation.

The consolidated financial statements include the accounts of the Company and its subsidiaries, which are wholly owned. All significant intercompany transactions are eliminated in the consolidation process.

2. ACCOUNTING CHANGE

On February 1, 2002, the Company adopted Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement 144”). Statement 144 supercedes Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets to be disposed of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of business. Statement 144 also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. Adoption of Statement 144 had no impact of the financial position of the Company or its results of operations.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Standard No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“Statement 145”). Statement 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, and FASB Statement No. 64, Extinquishments of Debt Made to Satisfy Sinking-Fund Requirements. Statement 145 also rescinds FASB Statement No. 44, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Statement 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Early adoption of Statement 145 is encouraged and may be as of the beginning of the fiscal year or as of the beginning of the interim period in which the statement issued. The Company has elected to early adopt this statement effective February 1, 2002. At this time Management does not believe adoption of this statement materially impacted the Company’s financial position or results of operations.

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Standard No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 establishes standards of accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a Restructuring)”. SFAS No. 146 covers costs associated with an “exit activity” that does not involve a company that has been newly acquired in a business combination,

SETO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

which is addressed in EITF Issue 95-3, “Recognition of Liabilities in Connection With a Purchase Business Combination.” Statement 146 also does not apply to disposal activities qualifying as a discontinued operation, which is covered by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. Management has not determined the effect that the adoption of SFAS No. 146, effective January 1, 2003 will have on its earnings or financial position, as management does not currently foresee a restructuring at this time.

3. NATURE OF OPERATIONS, RISKS AND UNCERTAINTIES

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

4. INVENTORY

Inventory at July 31, 2002 consist of:

Finished goods	$789,868
Work in Process	66,212
Raw Materials	140,365
Supplies	5,795

$1,002,240

5. INTANGIBLE ASSETS AND GOODWILL

On January 1, 2002, the Company fully adopted Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (“Statement 142”). Statement 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, Intangible Assets. Statement 142 establishes new accounting for goodwill and other intangible assets recorded in business combinations. Under the new rules, goodwill and intangible assets arising from acquisitions after June 30, 2001, are no longer amortized but are subject to annual impairment tests in accordance with the statement. Other intangible assets will continue to be amortized over their useful lives.

In January 1990, the Company acquired East Coast Sales Company for $309,000. The purchase price exceeded the fair value of the assets by $134,281, which was assigned to goodwill and is being amortized on the straight-line basis over forty years. As of July 31, 2002, accumulated amortization of goodwill amounted to $50,786.

In November 1999, the Company acquired Hong Kong Batteries Industries, Ltd. for $727,000. The purchase price exceeded the fair value of the assets by $747,300, which was assigned to goodwill and is being amortized on the straight-line basis over twenty years. As of July 31, 2002, accumulated amortization of goodwill amounted to $77,799.

SETO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

6. NOTES PAYABLE AND LONG-TERM DEBT

The Company had an outstanding line-of-credit with a financial institution in the amount $1,700,000. The line-of-credit carries an annual rate of 2.9% plus the 30-day commercial paper rate with an expiration date of October 31, 2002. As of July 31, 2002, the Company had utilized $980,944 of the line-of-credit. The personal guarantee of the Company’s president and the assets of the Company secure the line-of-credit.

7. INTEREST AND OTHER, NET

Interest and Other, net included:

	Six Months Ended		Three Months Ended
	July 31		July 31

	2002	2001	2002	2001

Interest income	$15,148	$7,830	$9,023	$3,991
Interest expense	(80,862)	(44,767)	(11,255)	(15,864)
Foreign currency exchange loss	(1,071)	(188)	(609)	(190)

Total	$(66,785)	$(37,125)	$(2,841)	$(12,063)

8. COMMITMENTS AND CONTINGENCIES

The Company is obligated under a lease agreement with an entity owned by an officer of the Company, which expires on April 30, 2013. Annual rent expense is as follows; $60,000 for each of the first five years, $66,000 for the second five years and $72,000 for each of the final five years. The Company is also obligated for insurance and the increase in real estate taxes over the base year as stipulated in the lease. This lease requires the following future minimum rental payments:

July 31, 2003	66,000
July 31, 2004	66,000
July 31, 2005	66,000
July 31, 2006	66,000
July 31, 2007	67,500
Thereafter	414,000

$745,500

Rent expense charged to operations was $47,116 and $34,561 in 2002 and 2001, respectively.

6. EARNINGS PER SHARE

The following reconciles the number of common shares outstanding at July 31 of 2002 and 2001 to the weighted average number of common shares outstanding for the purposes of calculating basic and dilutive earnings per share:

SETO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Earnings per share (continued)
	Six Months Ended		Three Months Ended
	July 31		July 31

	2002	2001	2002	2001

Weighted average common shares outstanding	14,783,400	14,315,254	14,783,400	14,271,000
Effect of using diluted securities:
Weighted average common equivalent shares from stock options	(1,625,000)	848,427	(1,261,905)	(419,444)

Diluted number of common shares outstanding	13,158,400	15,163,681	13,521,495	13,851,556

At July 31, 2002 there were approximately 6,000,000 million shares of common stock potentially issuable with respect to stock options, which could dilute basic earnings per share in the future.

7. DISPOSITION OF SUBSIDIARY

On February 1, 2001, the Company adopted a formal plan to sell Fuji Fabrication, SDN, BHD. The assets of Fuji Fabrication to be sold consist primarily of inventory and equipment.

The sale of Fuji Fabrication on October 1, 2001 resulted in a selling price of $290,547, which includes a note receivable with a balance of $291,607including accrued interest

Net sales of Fuji Fabrication for 2002 and 2001 were $0 and $163,256, respectively. These amounts are not included in net sales in the accompanying consolidated statement of income.

	Six Months Ended		Three Months Ended
	July 31		July 31

	2002	2001	2002	2001

Net sales		$163,256		$105,619
Cost of sales		182,432		$108,076

Gross loss		(19,176)		(2,457)

Selling, general and administrative expenses	$4,555	9,554	$1,336	23,435

Other income (expense)		55,832		(5,992)

Net income (loss)	$(4,555)	$27,102	$(1,336)	$(31,884)

SETO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

8. PRINCIPAL PRODUCTS AND SEGMENTATION OF SALES

The Company’s principal products are industrial ceramics, diamond cutting tools, cellular phone batteries and industrial batteries. The tools include dicing blades which are components of precision electronic saws, scribes, which are used to cut silicon wafers, porcelain and ceramic molds and dressers which are used for the shading and forming of grinding wheels in the machine tool industry

Financial information relating to the principal industry segments and classes of products:

	Six Months Ended		Three Months Ended
	July 31		July 31

	2002	2001	2002	2001

Sales to customers:
Industry A — Ceramics	$2,575,127	$809,262	1,569,788	378,625
Industry B — Diamond tools	433,365	419,303	170,481	201,961
Industry C — Industrial batteries	446,678	1,166,950	64,404	428,509
Industry D — Contract manufacturing services	373,591	245,847	188,249	229,427

	$3,828,761	$2,641,362	$1,992,922	$1,238,522

Operating income or loss:
Industry A — Ceramics	$977,661	$282,277	607,689	133,335
Industry B — Diamond tools	(126,715)	(133,600)	(81,165)	(51,237)
Industry C — Industrial batteries	(39,549)	127,460	(47,805)	54,658
Industry D — Contract manufacturing services	66,895	71,050	27,674	63,419

	$878,292	$347,187	$506,393	$200,175

Two customers each accounted for more than 10% of total sales and together accounted for approximately 62% of total sales for the six months ended July 31, 2002.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations – Second Quarter of Fiscal 2003 Compared to Second Quarter of Fiscal 2002 (Restated)

Our Q2 2003 net revenues of $1,992,922 were up $754,400, or 61% compared to Q2 2002. The increase in net revenues came from SETO’s Ceramic division, East Coast Sales Company, primarily due to a significant increase in sales of our custom ceramic products for the detection and protection industry.

Cost of sales for Q2 2003 increased $285,991, or 44% compared to Q2 2002, primarily due to lower revenues and higher costs in our Hong Kong Batteries operating segment, which was offset by the increase in sales and profitability from our ceramics segment.

Our gross margin percentage increased to 53% for Q2 2003 from 48% in Q2 2002, primarily due to the increase in net revenues came from SETO’s Ceramic division, East Coast Sales Company, primarily due to the significant increase in sales of our custom ceramic products for the detection and protection industry.

Ceramics – Net revenues for the Ceramic segment increased by $1,191,163 or 315% in Q2 2003 compared to Q2 2002. This increase in net revenues was primarily due to significantly higher sales of our custom ceramic products that are used in detection and protection systems. Net operating profit increased by $474,354, or 356% for Q2 2003 compared to Q2 2002, primarily due to the increase in the higher-margin custom ceramic business.

Diamond Tools – Net revenues for the Diamond Tool segment decreased by $31,480 or 16% in Q2 2003 compared to Q2 2002, primarily due to the current downturn in the semiconductor industry. Net operating loss increased by $29,928 or 58% for Q2 2003 compared to Q2 2002, primarily due to decreased sales volume and increased raw material costs.

Industrial Batteries – Net revenues for the Industrial Batteries segment decreased $364,105 or 85% for Q2 2003 compared to Q2 2002, primarily due to increased competition from China. Net operating profit decreased by $102,463 or 187% for Q2 2003 compared to Q2 2002, primarily due to a decrease in sales and increased competition.

Contract Manufacturing – Net revenues for the Contract Manufacturing Segment decreased $41,178 or 18% for Q2 2003 compared to Q2 2002, primarily due to lower sales volume. Net operating profits decreased $35,745 or 56% for Q2 2003 compared to Q2 2002, primarily due to lower sales volume and an increase in salaries, wages and other overhead expenses.

Selling, General and Administrative Expenses, and Other — General and administrative expenses increased $157,312 or 41% in Q2 2003 compared to Q2 2002, primarily due higher payroll costs, commissions, rent and professional fees. Selling, general and administrative expenses were 27% of net revenues in Q2 2003 and 31% of net revenues in Q2 2002.

Amortization of acquisition-related intangibles and costs increased to $4,879 in Q2 2003. Amortization of goodwill and acquisition-related intangibles and costs was $5,641 in Q2 2002. The increase primarily resulted from the implementation of Statement of Financial Accounting Standards (SFAS) No. 142, as of the beginning of fiscal 2003. Under SFAS 142, acquisition-related goodwill is no longer amortized after June 2001.

Results of Operations – First Half of Fiscal 2003 Compared to First Half of Fiscal 2002 (Restated)

Our net revenues for the first half of 2003 (fiscal year ending January 31, 2003) increased 45% compared to first half of 2002 and we experienced our best financial results for a six month period ending July 31 as comparably structured. The increase in net revenues primarily came from SETO’s Ceramic division, East Coast Sales Company, primarily due to a significant increase in sales of our custom ceramic products for the detection and protection industry and jet engine manufacturing.

Cost of sales for the first half 2003 increased 28% compared to first half of 2002 while our gross margin percentage was essentially flat compared to the first half of 2002, primarily due to the increase in the higher-margin custom ceramic business. See “Outlook” for a discussion of our gross margin expectations.

The first half of 2002 has been restated using the Treasury Stock method to calculate earnings per share, which is required by Statement of Financial Accounting Standards (SFAS) No. 128. Under SFAS No. 128, the exercise

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

of options and warrants shall be assumed at the beginning of the period, or time of issuance if later and common shares shall be assumed issued. The proceeds from exercise shall be assumed to be used to purchase common stock at the average market price during the period. The difference between the number of shares assumed issued and the number of shares purchased shall be included in the denominator of the diluted earnings per share computation. The diluted number of common shares outstanding at July 31, 2001 was originally 19,840,254 shares and has been restated at 15,163,681 shares. The difference in diluted shares outstanding had no effect on the earnings per share amount at July 31, 2001.

The following table details our results of operations:

	Six Months Ended		Three Months Ended
	July 31		July 31

	2002	2001	2002	2001

Net revenues	$3,828,761	$2,641,362	$1,992,922	$1,238,522
Cost of sales	$1,838,558	$1,432,123	$930,742	$644,751
Depreciation	$67,300	$43,868	$34,322	$23,532
Selling, general and administrative expenses	$1,091,211	$850,769	$545,267	$387,955
Acquisition-related goodwill	$20,700	$11,283	$10,520	$5,641

Ceramics – Net revenues for the Ceramic segment increased by $1,765,865 or 218% in first half of 2003 compared to first half of 2002. This increase in net revenues was primarily due to significantly higher sales of our custom ceramic products that are used in detection and protection systems and by manufacturers of jet engines. Net operating profit increased by $695,384, or 246% for the first half of 2003 compared to the first half of 2002, primarily due to the increase in the higher-margin custom ceramic business.

Diamond Tools – Net revenues for the Diamond Tool segment increased by $14,062 or 3% in the first half of 2003 compared to the first half of 2002, primarily due to slightly higher margins and cost cutting measures initiated in 2002. Net operating loss decreased by $6,885 or 5% for first half of 2003 compared to first half of 2002, primarily due to a reduction in payroll.

Industrial Batteries – Net revenues for the Industrial Batteries segment decreased $720,272 or 62% for the first half of 2003 compared to the first half of 2002, primarily due to lower gross margins and increased competition from China. Net operating profit decreased by $167,009 or 134% for the first half of 2003 compared to first half of 2002, primarily due a decrease in sales and increased competition.

Contract Manufacturing – Net revenues for the Contract Manufacturing Segment increased $127,744 or 52% for the first half of 2003 compared to the first half 2002, primarily due to significantly higher sales and market acceptance of our products. Net operating profits decreased $4,155 or 6% for the first half of 2003 compared to the first half of 2002, primarily due to an increase in salaries and wages.

Selling, General and Administrative Expenses, Other and Taxes. General and administrative expenses increased $240,442 or 28% in the first half of 2003 compared to the first half of 2002, primarily due higher payroll costs, commissions, rent and professional fees. Selling, general and administrative expenses were 29% of net revenues in the first half of 2003 and 32% of net revenues in the first half of 2002.

Amortization of acquisition-related intangibles and costs increased to $9,417 in the first half of 2003, primarily due to us reevaluating acquisition-related goodwill. Amortization of goodwill and acquisition-related intangibles and costs were $11,283 in the first half of 2002. The increase primarily resulted from the implementation of

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement of Financial Accounting Standards (SFAS) No. 142, as of the beginning of fiscal 2003. Under SFAS 142, acquisition-related goodwill is no longer amortized after June 2001.

Our effective income tax rate was –43% for the first half of 2003 compared to 1% for the first half of 2002. The lower tax rate in the first half of 2003 is due to our higher net income from our United States subsidiaries and is offset by our net operating loss carryforward. The adjusted rate for the first half of 2003 reflects the current expected income for fiscal 2003.

Financial Condition

Liquidity and Capital Resources

Our financial condition remains strong. At July 31, 2002, cash totaled $322,510, down $220,562 from January 31, 2002, primarily due to the reduction in current liabilities. Total short-term and long-term debt of $1,320,885 and $2,071,088 was 37% and 83% of shareholders’ equity as of the end of the second quarter of 2003 and 2002, respectively. This reduction in cash and current liabilities and the increase in our debt-to-equity ratio were primarily due to the operating profit from our ceramics segment.

For the six months ended July 31, 2002, cash provided by operating activities was $ 59,261. Inventory levels increased from January 31, 2002, as we had to increase our ceramics inventory due to increased demand. Accounts receivable also increased, primarily due the increase in sales volume that occurred during the first six months. Our six largest customers accounted for approximately 65% of net revenues for the first six months of 2003. At July 31, 2002, these six customers accounted for approximately 68% of net accounts receivable. Our deferred tax asset increased $70,000 during the first quarter 2002, due to our estimated profitability in the United States for fiscal 2003. The main non-operating source of cash during the quarter was $393,292 that we drew down on our line of credit.

We fund our working capital requirements on a short-term basis primarily through a line-of-credit with a major financial institution with maturity on October 31, 2002. Maximum borrowing capacity under the line-of-credit is $1,700,000. At July 31, 2002 we utilized $980,944 of the credit total line and had $719,056 available for use.

Major uses of cash during the quarter included capital spending of $93,253 for plant and equipment, and $529,621 was used to pay down our short and long-term debt. In addition, during the first six months of 2003 we purchased 249,300 shares of our stock for $50,241, which was placed in our treasury.

Our current ratio for Q2 2003 was 2.58 compared to 1.29 for Q2 2002, primarily due to increases in accounts receivable (due to higher sales volume), inventory and the current portion deferred tax assets.

We believe that we have the financial resources needed to meet our business requirements for the next twelve months, including capital expenditures, working capital requirements and potential future acquisitions or strategic investments.

Financial market risks

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

Currency – During the six months ended July 31, 2002, our loss from foreign currency exchange transactions totaled $1,071 compared to a loss of $188 at July 31, 2001; neither materially impacted our operational results. We feel that we can manage our foreign currency translation gains and losses due to the fact that both Malaysia’s and China’s currency rates are fixed relative to the U.S. dollar. While future fluctuations in currency rates could have a negative impact on our future operations, the current conditions are expected to continue to provide strong revenue and earnings growth.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Inflation – We have not had a significant impact from general inflation over the past five years due to our cash flow and the global economy. Although it is difficult to predict the impact of inflation, we do not anticipate that inflation will materially impact our margins, operating costs and our results of operations for fiscal 2003.

Strategy

This strategy section and the following outlook section contain a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. These statements do not reflect the potential of any mergers, acquisitions or business combinations that had not closed as of September 13, 2002.

Our goal is to be a “niche” company, able provide products and services to a variety of larger corporations who need contract manufacturing and or made-to-order products. Our primary focus area is the fabricating of ceramic parts for the airline security business and jet engine manufacturing along with cutting blades for silicon wafers.

East Coast Sales Company – East Coast Sales Company operating segment specializes in the distribution and value added fabrication of technical ceramic products for the airline security industry and jet engine manufactures, and distributes clean room supplies and tools. Our strategy for ceramic fabrication is to increase our production efficiency by utilizing our foreign subsidiary’s labor force and updating our machinery.

SETO Holdings and DTI Technology – SETO Holdings and DTI Technology operating segment’s strategy is to produce quality “resin” blades for the microchip industry. We plan to do this with new equipment purchases and with our highly trained foreign workforce.

Hong Kong Batteries Industries – Hong Kong Batteries Industries’ strategy is to gain market share in the highly competitive rechargeable battery market. Our strategy is to gain acceptance from the major consumer product companies by providing quality products for less cost.

SETO Technology – SETO Technology’s strategy is to provide contract manufacturing services for personal electronic safety devices and to produce medical, automotive and mining safety devices. This segment is currently developing and selling medical training products, auto safety devices and safety helmets.

Outlook

The following outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. These statements do not reflect the potential impact of any mergers, acquisitions, divestitures or other business combinations that had not closed as of the end of the third quarter of fiscal 2003.

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

Uncertainty in global economic conditions continues to make it difficult to predict product demand, but we expect that the current trends will continue through fiscal 2003. For the third quarter of fiscal 2003, we expect revenue to be between $1,500,000 and $1,900,000, compared to second quarter revenue of $1,992,922 and first quarter revenue of $1,835,839. Our financial results are substantially dependent on sales of ceramic products and diamond tools, all of which are difficult to forecast. Revenue is also subject to the impact of economic conditions in various geographic regions.

We can expect gross margins percentage in the third quarter of 2003 to be approximately 50%, plus or minus a couple of points, compared to 53% in the second quarter. For the full year of fiscal 2003, our gross margin percentage is expected to be 50%, plus or minus a few points. Our expectation for fiscal 2003 reflects our early

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

progress this year in improving profitability, and is consistent with our view that the current trends will continue through 2003. Our gross margin varies, depending on sales volume and product pricing.

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

We currently expect capital spending will be approximately $125,000 in fiscal 2003. If demand for our products does not continue to grow, revenues and gross margins could be adversely affected. Depreciation is expected to be $40,000 for the third quarter and $140,000 for fiscal 2003.

We have completed the adoption of the SFAS Nos. 141 and 142 on accounting for business combinations and goodwill as of the beginning of fiscal 2003. Accordingly, we will no longer amortize goodwill from future acquisitions, but will continue to amortize acquisition-related intangibles and costs. Consequently, we expect amortization of acquisition-related intangibles and costs to be approximately $9,340 in the third quarter and $37,365 for fiscal 2003.

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

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

SETO Holdings, Inc. (Registrant)

By: /s/ Eugene J. Pian Eugene J. Pian, President

Date: September 13, 2002

CERTIFICATION

Each of the undersigned hereby certifies, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in his or her capacity as an officer of SETO Holdings, Inc. (SETO), that to his or her knowledge, the Quarterly Report of SETO on Form 10-QSB for the period ended July 31, 2002, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of SETO.

By: /s/ Eugene J. Pian Eugene J. Pian, Director

By: /s/ Craig A. Pian Craig A. Pian, Director

By: /s/ Francine Pian Francine Pian, Director

Date: September 13, 2002