Form 10QSB
period 2002-10-31
SETO HOLDINGS INC
filed 2002-12-13
CIK 794998

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
X	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934 For the quarterly period ended October 31, 2002

OR

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission file number 33-5820-LA

SETO HOLDINGS, INC,

(Formerly Semicon Tools, Inc.)
(Exact name of small business issuer as specified in its charter)

Nevada	77-0082545

(State or other jurisdiction of incorporation or organization)	(I.R.S.) Employer Identification Number

554 North State Road, Briarcliff Manor, New York, 10510

(Address of principal executive offices)

(914) 923-5000

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

Yes X No ___

Shares outstanding of Registrant’s common stock:

Class	Outstanding at October 31, 2002

Common stock $.001 par Value	14,484,700

CONSOLIDATED CONDENSED BALANCE SHEET — OCTOBER 31, 2002
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
CONSOLIDATED CONDENSED STATEMENT OF COMPREHENSIVE INCOME
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
SIGNATURES
Certifications
CERTIFICATION

INDEX

Part I.	Financial Information
Item 1.	Consolidated Condensed Financial Statements:
	Consolidated Condensed Balance Sheet as of October 31, 2002	F-2
	Consolidated Condensed Statement of Income for the nine and three months ended October 31, 2002 and 2001, restated	F-3
	Consolidated Condensed Statement of Comprehensive Income for the nine and three months ended October 31, 2002 and 2001, restated	F-4
	Consolidated Condensed Statement of Cash Flows for the nine months ended October 31, 2002 and 2001, restated	F-5
	Notes to Financial Statements	F-6 - F-11
Item 2.	Management’s Discussion and Analysis of Financial Condition
Part II.	Other Information
Signatures

SETO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEET — OCTOBER 31, 2002

(UNAUDITED)

2002

ASSETS
CURRENT ASSETS
Cash (restricted cash, $130,000)	$617,528
Accounts receivable, less allowance for doubtful accounts of $20,000	1,206,864
Note receivable	396,693
Inventory	883,201
Prepaid expenses and other current assets	118,658
Deferred tax asset, current portion	465,500

TOTAL CURRENT ASSETS	3,688,444

PROPERTY, PLANT AND EQUIPMENT, NET OF DEPRECIATION	631,294

OTHER ASSETS
Goodwill, net of amortization	82,935
Security deposits and other assets	53,539
Net assets of discontinued operations, less liabilities	43,559
Deferred tax asset, net of current portion	286,460

466,493

TOTAL ASSETS	$4,786,231

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$28,660
Notes payable	638,022
Accounts payable	323,920
Accrued expenses	279,414

TOTAL CURRENT LIABILITIES	1,270,016

OTHER LIABILITIES
Deferred lease liability	27,000
Long-term debt, net of current portion	23,090

TOTAL OTHER LIABILITIES	50,090

SHAREHOLDERS’ EQUITY
Common stock par value $.001; 100,000,000 shares authorized; 14,558,400 shares issued	14,558
Additional paid in capital	4,469,448
Currency translation adjustment	(150,522)
Retained earnings (deficit)	(851,655)

3,481,829
Less common shares held in treasury, 73,700 shares at cost	(15,704)

TOTAL SHAREHOLDERS’ EQUITY	3,466,125

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,786,231

See Notes to Consolidated Condensed Financial Statements.

SETO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

NINE AND THREE MONTHS ENDED OCTOBER 31, 2002 AND 2001
(UNAUDITED)

	Nine Months Ended		Three Months Ended
	October 31		October 31

		2001		2001
	2002	Restated	2002	Restated

Net revenues	$5,816,794	$2,502,634	$2,434,711	$1,028,222

Costs and expenses:
Cost of sales	2,689,793	1,016,922	1,219,769	465,724
Selling, general and administrative expenses	1,613,894	1,111,898	640,376	419,711
Amortization of acquisition-related intangibles and costs	2,518	2,518	560	560

Operating costs and expenses	4,306,205	2,131,338	1,860,705	885,995

Operating income	1,510,589	371,296	574,006	142,227

Interest and other, net	(69,676)	(62,850)	(2,480)	(18,474)

Income before income taxes (benefit)	1,440,913	308,446	571,526	123,753
Income taxes (benefit)	(267,780)	4,003	(206,456)	724

Income from continuing operations	1,708,693	304,443	777,982	123,029

Discontinued operations:
Income (loss) from operations of subsidiaries	(123,005)	163,191	(51,441)	10,720
Loss on disposal of subsidiaries	(906,942)	(12,309)	(878,096)	(12,309)

	(1,029,947)	150,882	(929,537)	(1,589)

Net income (loss)	$678,746	$455,325	$(151,555)	$121,440

Earning per share information:
Income from continuing operations Basic	$0.12	$0.02	$0.05	$0.01

Diluted	$0.12	$0.02	$0.05	$0.01

Discontinued operations:
Basic	$(0.07)	$0.01	$(0.06)	$(0.00)

Diluted	$(0.07)	$0.01	$(0.06)	$(0.00)

Weighted average common shares outstanding	14,484,700	14,428,311	14,484,700	14,271,000

Weighted average common shares outstanding, assuming dilution	14,484,700	14,809,080	15,226,079	14,271,000

See Notes to Consolidated Condensed Financial Statements.

SETO HOLDINGS, INC.

CONSOLIDATED CONDENSED STATEMENT OF COMPREHENSIVE INCOME

NINE AND THREE MONTHS ENDED OCTOBER 31, 2002 AND 2001
(UNAUDITED)

	Nine Months Ended		Three Months Ended
	October 31		October 31

		2001		2001
	2002	Restated	2002	Restated

NET INCOME	$678,746	$455,325	$(151,555)	$121,440
Other comprehensive income, net of tax:		(68,543)		(68,543)

COMPREHENSIVE INCOME	$678,746	$386,782	$(151,555)	$52,897

See Notes to Consolidated Condensed Financial Statements.

SETO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

NINE MONTHS ENDED OCTOBER 31, 2002 AND 2001
(UNAUDITED)

		2001
	2002	Restated

OPERATING ACTIVITIES
Income from continuing operations	$1,708,693	$304,443
ADJUSTMENTS TO RECONCILE NET INCOME TO CASH PROVIDED BY CONTINUING OPERATIONS
Depreciation and amortization	81,385	53,512
Provision for deferred income taxes	(321,960)
Compensatory stock surrendered		(25,200)
CHANGES IN OTHER OPERATING ASSETS AND LIABILITIES
Accounts and notes receivable	(390,561)	(569,710)
Inventories	(23,389)	(122,361)
Prepaid expenses and other current assets	(135,861)	(32,845)
Other assets	(2,302)	(29,053)
Accounts payable, and accrued expenses	283,519	307,976
Deferred lease liability	4,500	4,500

NET CASH PROVIDED BY (USED IN) CONTINUING OPERATIONS	1,204,024	(108,738)
NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS	(125,330)	308,258

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,078,694	199,520

INVESTING ACTIVITIES
Purchase of property and equipment	(107,299)	(117,885)

NET CASH USED IN INVESTING ACTIVITIES	(107,299)	(117,885)

FINANCING ACTIVITIES
Proceeds from financing	400,370	83,847
Payment of debt	(886,413)	(170,278)
Purchase of treasury stock	(50,241)

NET CASH USED IN FINANCING ACTIVITIES	(536,284)	(86,431)

NET INCREASE (DECREASE) IN CASH	435,111	(4,796)
CASH, BEGINNING OF PERIOD	182,417	111,236

CASH, END OF PERIOD	$617,528	$106,440

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest	$92,192	$64,576

Income taxes	$5,515

NONCASH TRANSACTIONS:
Surrender of common shares for consulting contract		$(25,200)

See Notes to Consolidated Condensed Financial Statements.

SETO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.	PREPARATION OF INTERIM FINANCIAL STATEMENTS

The consolidated financial statements have been prepared by SETO Holdings, Inc. (the “Company”) in conformity with accounting principles generally accepted in the United States and are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-KSB for the year ended January 31, 2002. In the opinion of management, the Company’s interim financial statements include all adjustments (consisting of normal recurring accruals and adjustments necessary for adoption of new accounting standards) necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such Securities and Exchange Commission rules. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim periods are not necessarily indicative of results for the full year. The unaudited financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s January 31, 2002 Annual Report on Form 10-KSB. Certain amounts presented for the nine and three months ended October 31, 2002 and 2001 have been reclassified to conform to the current presentation.

The consolidated financial statements include the accounts of the Company and its subsidiaries, which are wholly owned. All significant intercompany transactions are eliminated in the consolidation process.

2.	RECENT ACCOUNTING PRONOUCEMENTS

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

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Standard No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 establishes standards of accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a Restructuring)”. SFAS No. 146 covers costs associated with an “exit activity” that does not involve a company that has been newly acquired in a business combination,

SETO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

which is addressed in EITF Issue 95-3, “Recognition of Liabilities in Connection With a Purchase Business Combination.” Statement 146 also does not apply to disposal activities qualifying as a discontinued operation, which is covered by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. Management will apply SFAS No. 146 to activities initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have a material impact on the Company’s consolidated condensed statements of income or financial position.

3.	CASH AND CASH EQUIVALENTS

At October 31, 2002, the Company had established a $130,000 standby letter of credit as security for a term loan for future equipment purchases in Malaysia. As of December 2, 2002 the Company cancelled the term loan and standby letter of credit and the $130,000 was returned to the Company.

4.	NATURE OF OPERATIONS, RISKS AND UNCERTAINTIES

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

5.	INVENTORY

Inventory at October 31, 2002 consist of:

Finished goods	$587,237
Work in Process	63,230
Raw Materials	216,788
Supplies	15,946

$883,201

6.	INTANGIBLE ASSETS AND GOODWILL

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

In January 1990, the Company acquired East Coast Sales Company for $309,000. The purchase price exceeded the fair value of the assets by $134,281, which was assigned to goodwill and is being amortized on the straight-line basis over forty years. As of October 31, 2002, accumulated amortization of goodwill amounted to $51,346.

SETO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

7.	NOTES PAYABLE AND LONG-TERM DEBT

The Company has an available line-of-credit with a financial institution in the amount $1,700,000. The line-of-credit carries an annual rate of 2.9% plus the 30-day commercial paper rate with an expiration date of December 31, 2002. As of October 31, 2002, the Company had utilized $638,022 of the line-of-credit. The personal guarantee of the Company’s president and the assets of the Company secure the line-of-credit.

8.	INTEREST AND OTHER, NET

Interest and Other, net included:

	Nine Months Ended		Three Months Ended
	October 31		October 31

	2002	2001	2002	2001

Interest income	$23,663	$2,539	$9,238	$1,963
Interest expense	(92,192)	$(64,576)	(11,330)	$(19,809)
Foreign currency exchange income (loss)	(1,147)	(813)	(388)	(628)

Total	$(69,676)	$(62,850)	$(2,480)	$(18,474)

9.	COMMITMENTS AND CONTINGENCIES

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

October 31, 2003	63,000
October 31, 2004	66,000
October 31, 2005	66,000
October 31, 2006	66,000
October 31, 2007	66,000
Thereafter	459,000

$786,000

Rent expense charged to operations was $49,500 in 2002 and 2001, respectively.

10.	EARNINGS PER SHARE

The following reconciles the number of common shares outstanding at October 31 of 2002 and 2001 to the weighted average number of common shares outstanding for the purposes of calculating basic and dilutive earnings per share:

SETO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Earnings per share (continued)

	Nine Months Ended		Three Months Ended
	October 31		October 31

		2001		2001
	2002	Restated	2002	Restated

Weighted average common shares outstanding	14,484,700	14,428,311	14,484,700	14,271,000
Effect of using diluted securities:
Weighted average common equivalent shares from stock options		380,769	741,379

Diluted number of common shares outstanding	14,484,700	14,809,080	15,226,079	14,271,000

At October 31, 2002 there were approximately 6,000,000 million shares of common stock potentially issuable with respect to stock options, which could dilute basic earnings per share in the future.

11.	STOCK REPURCHASE PROGRAM

During the first nine months of fiscal 2003, the Company repurchased 249,300 shares of common stock under the Company’s authorized repurchase program at a cost of $50,241. As of October 31, 2002 a total of 750,700 shares remained available for repurchases under the program.

12.	DISPOSITION OF SUBSIDIARY

On February 1, 2001, the Company adopted a formal plan to sell Fuji Fabrication, SDN, BHD. The assets of Fuji Fabrication were sold and consisted primarily of inventory and equipment. The sale of Fuji Fabrication on October 1, 2001 resulted in a selling price of $290,547 with the Company assuming a note. On October 1, 2002 the Company recast the note for $396,693, which included additional purchases of inventory and previously accrued interest. Interest is stated at 10% (annually) and is payable in 12 monthly installments. The note is payable in full on September 30, 2003

Net sales of Fuji Fabrication for the nine months ended October 31, 2002 and 2001 were $0 and $162,080, respectively. These amounts are not included in net sales in the accompanying consolidated statement of income.

	Nine Months Ended		Three Months Ended
	October 31		October 31

	2002	2001	2002	2001

Net sales		$162,080
Cost of sales		198,513		$17,257

Gross income (loss)		(36,433)		(17,257)

Selling, general and administrative expenses	6,384	12,399	$1,829	2,845

Other income (expense)	129,703	59,027	129,703	3,195

Net income (loss)	$123,319	$10,195	$127,874	$(16,907)

SETO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Due to increased competition from China and a decrease in profitability, on October 31, 2002 the Company adopted a formal plan to discontinue Hong Kong Batteries Industries, Ltd.

The discontinuance of Hong Kong Batteries Industries, Ltd resulted in the Company writing off $660,160 in goodwill along with an additional $246,782 in disposal costs.

Net sales of Hong Kong Batteries Industries, Ltd for the nine months ended October 31, 2002 and 2001 were $445,641 and $1,738,902, respectively. These amounts are not included in net sales in the accompanying consolidated statement of income.

	Nine Months Ended		Three Months Ended
	October 31		October 31

	2002	2001	2002	2001

Net sales	$445,641	$1,738,902		$571,952
Cost of sales	368,534	1,360,487		479,562

Gross income	77,107	378,415	0	92,390

Selling, general and administrative expenses	217,927	234,131	101,271	66,224

Other income (expense)	(114,817)	8,712	(87,357)	1,461

Income (loss) before income taxes	(255,637)	152,996	(188,628)	27,627
Income taxes (benefit)	(9,313)		(9,313)

Net income (loss)	($246,324)	$152,996	($179,315)	$27,627

13.	PRINCIPAL PRODUCTS AND SEGMENTATION OF SALES

The Company’s principal products are industrial ceramics and diamond cutting tools. The tools include dicing blades which are components of precision electronic saws, scribes, which are used to cut silicon wafers, porcelain and ceramic molds and dressers which are used for the shading and forming of grinding wheels in the machine tool industry.

Financial information relating to the principal industry segments and classes of products:

	Nine Months Ended		Three Months Ended
	October 31		October 31

		2001		2001
	2002	Restated	2002	Restated

Sales to customers:
Industry A — Ceramics	$4,551,500	$1,519,572	1,976,373	710,310
Industry B — Diamond tools	677,573	561,748	244,208	142,445
Industry C — Contract manufacturing	587,721	421,314	214,130	175,467

	$5,816,794	$2,502,634	$2,434,711	$1,028,222

SETO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Principal products and segmentation of sales (continued)

	Nine Months Ended		Three Months Ended
	October 31		October 31

		2001		2001
	2002	Restated	2002	Restated

Operating income or (loss):
Industry A — Ceramics	$1,621,012	$518,593	643,351	226,974
Industry B — Diamond tools	(214,471)	(236,279)	(106,498)	(101,342)
Industry C — Contract manufacturing	104,048	88,982	37,153	16,595

	$1,510,589	$371,296	$574,006	$142,227

Three customers each accounted for more than 10% of total sales and together accounted for approximately 78% of total sales for the nine months ended October 31, 2002.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations – Third Quarter of Fiscal 2003 Compared to Third Quarter of Fiscal 2002 (Restated)

Our Q3 fiscal 2003 net revenues of $2,434,711 were up $1,406,489, or 137% compared to Q3 fiscal 2002. The increase in net revenues came from SETO’s Ceramic division, East Coast Sales Company, primarily due to a significant increase in sales of our custom ceramic products for the detection/protection and jet engine manufacturing industries. In addition, our contract manufacturing segments sales increased $38,663, or 22%, primarily due to market acceptance of our personal electronic safety devices.

Cost of sales for Q3 fiscal 2003 increased $754,045 or 162% compared to Q3 2002, primarily due to change in product mix that resulted in higher raw material costs in our East Coast Sales operating segment.

Our gross margin percentage decreased to 50% for Q3 2003 down from 55% in Q3 2002, primarily due to a shift in product mix within SETO’s Ceramic division, East Coast Sales Company. This shift in product mix is primarily due to the significant increase in sales of our custom ceramic products for the detection/protection and jet engine manufacturing industries.

On October 31, 2002, due to increased competition from China and a significant decrease in profitability, we decided to discontinue our industrial battery segment Hong Kong Batteries Industries, Ltd. The discontinuance of Hong Kong Batteries Industries, Ltd resulted in a write off $660,160 in acquisition related goodwill in addition to $217,936 in disposal costs for Q3 fiscal 2003. In addition, for Q3 fiscal 2002 we restated our financial statement to reflect the disposal of Hong Kong Batteries Industries, Ltd and Fuji Fabrication, which was disposed of on October 31, 2001. We recorded a loss on disposal of subsidiaries of $12,309, of which $4,613 was amortization related to Hong Kong Batteries Industries, Ltd and $7,696 was expenses pertaining to Fuji Fabrication. These costs are reflected on our consolidated condensed statement of income under loss on disposal of subsidiaries.

	Nine Months Ended		Three Months Ended
	October 31		October 31

		2001		2001
	2002	Restated	2002	Restated

Net revenues	$5,816,794	$2,502,634	$2,434,711	$1,028,222
Cost of sales	$2,689,793	$1,016,922	$1,219,769	$465,724
Depreciation	$78,867	$50,994	$27,646	$17,880
Selling, general and administrative expenses	$1,613,894	$1,111,898	$640,376	$419,711
Acquisition-related goodwill	$2,518	$2,518	$560	$560

Ceramics – Net revenues for the ceramic segment increased by $1,266,063 or 178% in Q3 2003 compared to Q3 2002. This increase in net revenues was primarily due to significantly higher sales of our custom ceramic products that are used in detection and protection systems and jet engine manufacturing. Net operating profit increased by $416,377, or 183% for Q3 2003 compared to Q3 2002, primarily due to the increase in our custom ceramic business.

Diamond Tools – Net revenues for the Diamond Tool segment increased by $101,763 or 71% in Q3 2003 compared to Q3 2002, primarily due to product alterations and custom cutting for the Asian semiconductor markets. Net operating loss increased by $5,156 or 5% for Q3 2003 compared to Q3 2002, primarily due to higher overhead costs.

Contract Manufacturing – Net revenues for the Contract Manufacturing Segment increased $38,663 or 22% for Q3 2003 compared to Q3 2002, primarily due to higher sales of our personal electronic safety devices. Net operating profits increased $20,558 or 124% for Q3 2003 compared to Q3 2002, primarily due to higher sales and gross margins of our personal electronic safety devices.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selling, General and Administrative Expenses, and Other — General and administrative expenses increased $220,665 or 53% in Q3 2003 compared to Q3 2002, primarily due to increased payroll and other overhead costs incurred during Q3 2003. Selling, general and administrative expenses were 26% of net revenues in Q3 2003 and 41% of net revenues in Q3 2002.

Amortization of acquisition-related intangibles and costs was $560 in Q3 2003 and Q3 2002 and is now all related to our Ceramics division, East Coast Sales Company.

The third quarter of fiscal 2002 has been restated to reflect the disposition of Hong Kong Batteries Industries, Ltd. For Q3 fiscal 2002 Hong Kong Batteries Industries, Ltd had net sales of $571,952 and net income of $27,627. These amounts are not included in our consolidated condensed statement of income under continuing operations.

In addition, the financial statements for the three months ended October 31, 2001 have been restated for comparison purposes due to the discontinuance and sale of our Fuji Fabrication Sdn Bhd (“Fuji”) operating segment. Fuji Fabrication’s operations are reflected in our financial statements as “discontinued operations. Fuji’s inventory, equipment and supplies were sold for $290,547 with SETO holding a note payable with 10% interest due on October 31, 2003.

Results of Operations – First Nine Months of Fiscal 2003 Compared to First Nine Months of Fiscal 2002 (Restated)

Our net revenues for the first nine months of fiscal 2003 (fiscal year ending January 31, 2003) increased 132% compared to first nine months of fiscal 2002. The increase in net revenues primarily came from SETO’s Ceramic division, East Coast Sales Company and our Contract manufacturing division, SETO Technology, primarily due to a significant increase in sales of our custom ceramic products for the detection and protection industry and the acceptance of SETO Technology’s personal electronic safety devices.

Cost of sales for the first nine months of fiscal 2003 increased 165% compared to first nine months of fiscal 2002 while our gross margin percentage decreased to 54% compared to 59% the first nine months of fiscal 2002, primarily due to the increase in sales volume from our custom ceramic business. See “Outlook” for a discussion of our gross margin expectations.

The financial statements for the nine months ended October 31, 2001 (fiscal 2002) have been restated for comparison purposes due to the disposal of Hong Kong Batteries Industries, Ltd at October 31, 2002 and the discontinuance and sale of our Fuji Fabrication Sdn Bhd (“Fuji”) operating segment. In addition, Hong Kong Batteries Industries, Ltd and Fuji Fabrication’s operations are reflected in our financial statements as “discontinued operations.

Ceramics – Net revenues for the Ceramic segment increased by $3,031,928, or 200% in first nine months of fiscal 2003 compared to first nine months of fiscal 2002. This increase in net revenues was primarily due to significantly higher sales of our custom ceramic products that are used in detection and protection systems and by manufacturers of jet engines. Net operating profit increased by $1,102,419, or 213% for the first nine months of fiscal 2003 compared to the first nine months of fiscal 2002, primarily due to the increase in our custom ceramic business.

Diamond Tools – Net revenues for the Diamond Tool segment increased $115,825 or 21% in the first nine months of fiscal 2003 compared to the first nine months of fiscal 2002. Net operating loss decreased $21,808 or 9%, primarily due to product alterations and custom cutting for the Asian semiconductor markets.

Contract Manufacturing – Net revenues for the Contract Manufacturing Segment increased $166,407 or 39% for the first nine months of fiscal 2003 compared to the first nine months fiscal 2002, primarily due to higher sales and market acceptance of our personal electronic safety products. Net operating profits increased $15,066 or 17% for the first nine months of fiscal 2003 compared to the first nine months of fiscal 2002, primarily due to higher sales volume.

Selling, General and Administrative Expenses, Other and Taxes. General and administrative expenses increased $501,996 or 45% in the first nine months of fiscal 2003 compared to the first nine months of fiscal 2002, primarily due higher payroll, commissions, insurance and travel costs for the first nine months of fiscal 2003. Selling,

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

general and administrative expenses were 28% of net revenues in the first nine months of fiscal 2003 and 44% of net revenues in the first nine months of fiscal 2002.

Amortization of acquisition-related intangibles and costs was $2,518 in Q3 2003 and Q3 2002 and is now all associated with our Ceramics division, East Coast Sales Company’s acquisition costs. We have implemented of Statement of Financial Accounting Standards (SFAS) No. 142, as of the beginning of fiscal 2003. Under SFAS 142, acquisition-related goodwill is no longer amortized for acquisitions occurring after June 2003.

Our effective income tax rate was 4% for the first nine months of fiscal 2003 compared to 1% for the first nine months of fiscal 2002. Our effective tax rate is lower than the statutory rate of 34%, primarily due to our net operating loss carryforward of $2,200,000 and a portion of our net income was from our foreign subsidiaries. Our Federal net operating loss carryover is available to offset income from our U.S. operating segments.

Financial Condition

Liquidity and Capital Resources

Our financial condition remains strong. At October 31, 2002, cash totaled $617,528, up $435,111 from January 31, 2002, primarily due to the substantial increase in sales from our Ceramics division. Total short-term and long-term debt of $1,270,016 and $1,646,454 was 36% and 63% of shareholders’ equity as of the end of the third quarter of fiscal 2003 and 2002, respectively. This increase in our debt-to-equity ratio was primarily due to our Ceramic division’s profitability, which allowed us to pay down our line of credit and payoff a term loan

For the nine months ended October 31, 2002, cash provided by operating activities was $1,078,694. Inventory levels slightly increased from January 31, 2002, as we had to increase our ceramics inventory due to increased demand. Accounts receivable increased, primarily due to record sales from our Ceramics division. Our six largest customers accounted for approximately 80% of net revenues for the first nine months of fiscal 2003. At October 31, 2002, these six customers accounted for approximately 74% of net accounts receivable. The main non-operating source of cash during the first nine months of fiscal 2003 was $400,370 that we drew down on our line-of-credit.

We fund our working capital requirements on a short-term basis primarily through a line-of-credit with a major financial institution with maturity that was currently extended to December 31, 2002. Maximum borrowing capacity under the line-of-credit is $1,700,000. At October 31, 2002 we had utilized $683,022 of the credit line.

Major uses of cash during the first nine months included capital spending of $107,299 for plant and equipment, and $886,413 was used to pay down our short and long-term debt.

Our current ratio for Q3 fiscal 2003 was 2.90 compared to 1.38 for Q3 fiscal 2002, primarily due to an increase in accounts receivable and our continuous efforts to pay down our line-of-credit.

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

Currency – During the nine months ended October 31, 2002, our loss from foreign currency exchange transactions totaled $1,147 compared to a loss of $813 at October 31, 2001; neither materially impacted our operational results. We feel that we can manage our foreign currency translation gains and losses due to the fact that Malaysia’s currency rate is fixed relative to the U.S. dollar. While future fluctuations in currency rates could have a negative impact on our future operations, the current conditions are expected to continue to provide strong revenue and earnings growth.

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

Strategy

This strategy section and the following outlook section contain a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. These statements do not reflect the potential of any mergers, acquisitions or business combinations that had not closed as of December 5, 2002.

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

SETO Technology – SETO Technology’s strategy is providing contract-manufacturing services for personal electronic safety devices and to produce medical, automotive and mining safety devices. This segment is currently developing and selling medical training products, auto safety devices and safety helmets.

Outlook

The following outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. These statements do not reflect the potential impact of any mergers, acquisitions, divestitures or other business combinations that had not closed as of the end of the third quarter of fiscal 2002.

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

Uncertainty in global economic conditions continues to make it difficult to predict product demand, but we expect that the current trends will continue through fiscal 2003. For the fourth quarter of fiscal 2003, we expect revenue to be between $1,100,000 and $1,400,000, compared to third quarter revenue of $2,434,711, second quarter revenue of $1,928,518 and first quarter revenue of $1,453,565. Our financial results are substantially dependent on sales of ceramic products and diamond tools, all of which are difficult to forecast. Revenue is also subject to the impact of economic conditions in various geographic regions.

We can expect gross margins percentage in the fourth quarter of fiscal 2003 to be approximately 52%, plus or minus a couple of points, compared to 50% in the third quarter. For the full year of fiscal 2003, our gross margin percentage is expected to be 50%, plus or minus a few points. Our expectation for fiscal 2003 reflects our early progress this year in improving profitability, and is consistent with our view that the current trends will continue through 2003. Our gross margin varies, depending on sales volume and product pricing.

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

We currently expect capital spending will be approximately $175,000 in fiscal 2003. If demand for our products does not continue to grow, revenues and gross margins could be adversely affected. Depreciation is expected to be $32,000 for the fourth quarter and $110,000 for fiscal 2003.

We have completed the adoption of the SFAS Nos. 141 and 142 on accounting for business combinations and goodwill as of the beginning of fiscal 2003. Accordingly, we will no longer amortize goodwill from future acquisitions, but will continue to amortize acquisition-related intangibles and costs. Consequently, we expect amortization of acquisition-related intangibles and costs to be approximately $2,518 in the fourth quarter of fiscal 2003.

In conjunction with the implementation of the new accounting rules for goodwill, as of the beginning of fiscal 2003, we completed a goodwill impairment review for East Coast Sales Company, the reporting unit that has substantially all of our recorded goodwill, and found no impairment. According to our accounting policy under the new rules, we will perform a similar review annually, or earlier if indicators of potential impairment exist. Our impairment review is based on a discounted cash flow approach that uses our estimates of revenues and costs for these groups as well as appropriate discount rates. If our revenue and cost forecasts are not achieved, we may incur charges for impairment of goodwill.

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

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

SETO HOLDINGS, INC

(REGISTRANT)

By: /s/ Eugene J. Pian

Eugene J. Pian, President

Date: December 13, 2002

Certifications

I, Eugene J. Pian, certify that:

1.	I have reviewed this quarterly report on form 10-QSB of SETO Holdings, Inc;

2.	Based on my knowledge, this does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made not misleading with respect to the period covered by this quarterly report;

3.	Based in my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) for the registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

b.	Evaluated the effectiveness of the registrant’s controls and procedures as of a date with 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	All significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b.	Any, fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrants other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including and corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 13, 2002

/s/ Eugene J. Pian

Chief Executive Officer

Certifications

I, Craig Pian, certify that:

1.	I have reviewed this quarterly report on form 10-QSB of SETO Holdings, Inc;

2.	Based on my knowledge, this does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made not misleading with respect to the period covered by this quarterly report;

3.	Based in my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) for the registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

b.	Evaluated the effectiveness of the registrant’s controls and procedures as of a date with 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	All significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b.	Any, fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrants other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including and corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 13, 2002

/s/ Craig Pian

Vice President

Certifications

I, Francine Pian, certify that:

1.	I have reviewed this quarterly report on form 10-QSB of SETO Holdings, Inc;

2.	Based on my knowledge, this does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made not misleading with respect to the period covered by this quarterly report;

3.	Based in my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) for the registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

b.	Evaluated the effectiveness of the registrant’s controls and procedures as of a date with 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	All significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b.	Any, fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrants other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including and corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 13, 2002

/s/ Francine Pian

Secretary

CERTIFICATION

Each of the undersigned hereby certifies, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in his or her capacity as an officer of SETO Holdings, Inc. (SETO), that to his or her knowledge, the Quarterly Report of SETO on Form 10-QSB for the period ended October 31, 2002, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of SETO.

By: /s/ Eugene J. Pian

Eugene J. Pian, Director

By: /s/ Craig A. Pian

Craig A. Pian, Director

By: /s/ Francine Pian

Francine Pian, Director

Date: December 13, 2002