Form 10KSB
period 2003-01-31
SETO HOLDINGS INC
filed 2003-05-01
CIK 794998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	Annual Report Pusuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended January 31, 2003

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission file number 0-28698

SETO HOLDINGS, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	77-0082545

(State or other jurisdiction of incorporation or organization)	(I.R.S.) Employer Identification Number

554 North State Road, Briarcliff Manor, New York, 10510

(Address of principal executive offices)

Registrant’s telephone number, including area code (914) 923-5000

Securities registered pusuant to Section 12(b) of the Act:

None

Securities registered pusuant to Section 12(g) of the Act:

None

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this form 10-KSB. ☒

State issuer’s revenues for its most recent fiscal year. $7,364,438

State aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $3,331,481 as of April 28, 2003.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 14,484,700 shares of common stock, $0.001 par value, outstanding on April 28, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Industry

     We principally distribute and fabricate on a “value-added” basis, industrial ceramic products for the airline security, aircraft, aerospace, defense and microwave industries. We also manufacture and distribute small disposable precision diamond cutting tools which are used in the fabrication of semiconductor chips and integrated circuit boards for the semiconductor and electronic industries. In addition to fabricating and manufacturing, we also provide contract manufacturing for personal safety devices and to produce medical, automotive and mining safety devices. In fiscal 2003 we exited the businesses of manufacturing consumer electronic products and rechargeable and other, batteries, as discussed below and in “Business Developments over the Last Three Years, and in Item 6 Managements Discussion and Analysis of Financial Condition and Results of Operations – Discontinued Operations.

     We are incorporated in Nevada in 1986. Our Internet address is www.setoholdings.com. On our web site we post the following filings as soon as reasonable practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: our annual report on Form 10-KSB, our quarterly reports on Form 10-QSB, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings on our web site are available free of charge.

Business Developments Over The Past Three Years

     Since June 1998, we have made acquisitions and formed joint ventures designed to enable us to sell rechargeable batteries for telephones, power tools, and other consumer products. All of our efforts have been unsuccessful, and these businesses were either sold or discontinued. A summary of these transactions is set forth below:

     On June 30, 1998, we issued 100,000 shares of common stock to acquire all of the issued and outstanding shares of Fuji Fabrication Sdn. Bhd. (“Fuji), a Malaysian company which principally designed, manufactured and distributed cellular telephone and other rechargeable batteries. On November 19, 1999, we acquired all the issued and outstanding common stock of Hong Kong Batteries Industries, Ltd. (“HKBI), a Hong Kong manufacturer and distributor of electronic components and industrial batteries, with joint venture partners in mainland China, in exchange for 1,500,000 shares of our common stock. In January 2001, we mutually agreed to reduce the purchase price by 100,000 share, which were returned to us and cancelled. In March 2001, we issued to the former shareholders of HKBI an additional 500,000 shares due to HKBI generating a certain amount of post acquisition net income. The acquisition of HKBI marked the beginning of our emphasis on the design, manufacturing, marketing and distribution of products for the telecommunications industry. On November 27, 1999, we issued 5,000,000 shares of our common stock to acquire all the issued and outstanding capital stock of Fimas Sdn. Bhd. (Fimas), a Malaysian holding corporation with facilities in Malaysia and Suzhou, China, to manufacture electronic consumer products such as DVD players, CD ROM drives, home theater systems, CD players and a wireless computer mouse.

     On January 31, 2001, we sold Fimas back to their former owners in exchange for the 5,000,000 shares of common stock we originally issued to acquire Fimas. We decided to dispose of Fimas due to its low gross profit margins, increasing losses and high working capital requirements. In February 2001, we decided to discontinue Fuji’s operations because we could not compete with Chinese Companies. China was producing batteries for a third of what it cost us to manufacture. On October 1, 2001, we sold certain equipment and inventory used to manufacture and assemble cellular telephone packs to G Com Net, Inc. (“G Com”), a New York corporation for $290,547. We accepted a promissory note for the full amount, interest was stated at 10% and the note was originally due on October 1, 2002, such note was then amended on October 1, 2002 to increase the principal amount to $396,693 and to reflect the sale of additional supplies and unpaid interest, to extend the maturity date to September 30, 2003, and to provide for the payment of interest on a monthly basis instead of quarterly. Interest payments on this note are current, although, no assurance can be given that they will remain current or that the note will be paid on maturity. In April 2001, we discontinued our SETO Ventures U.S. distribution company and its Circle 1.com marketing company, both of which were formed in 2000. On October 31, 2002, following a significant reduction in revenues and profits which we could not overcome, we closed HKBI, and thereafter we dissolved our Lexal Battery Co., Ltd. and Vision Shenzen Center Power Tech Co., Ltd. joint ventures, effectively terminating our foray into the business of manufacturing and selling consumer electronic products and rechargeable and other batteries for consumer products.

Products

     Our major products include industrial ceramics, diamond cutting tools, and personal safety devices, such as our CPR trainer.

     Our major customers are:

•	Original equipment manufactures who make airport security, bomb detection devices, jet engine and missiles;

•	Original equipment manufacturers who make semiconductors and light emitting diodes (LED’s); and

•	Safety and rescue industries.

     Focusing on our core competencies in the fabrication of industrial ceramics as well as our diamond tools and personal safety devices, we believe we are well positioned to provide our customers with the quality products they demand.

     Each of our operating segments uses its core competencies, and we use our relatively small size to provide “niche” services for larger companies in order to compete vigorously in each relevant market segment. Our East Coast Sales Company segment focuses on industrial ceramics for the security, detection and jet engine industries. Our Semicon Tools DTI Technology segment focuses on diamond cutting tools for the semiconductor and electronic industries. Finally, our SETO Technology segment focuses on contract manufacturing for the safety and rescue industries.

     Industrial Ceramic Products — East Coast Sales Company

     East Coast Sales Company (ECS) operating segment distributes two principal categories of industrial ceramic products: (1) insulators, tubes, rods, crucibles and other labware, all of which are standard catalogue items, and (2) machinable ceramics for the airline security and detection industries and jet engine manufacturers. The products are manufactured by third parties and fabricated by us and warehoused and then distributed by us from our New York facilities.

     After the terrorist attacks on September 11th, East Coast Sales experienced an increase in demand of our ceramic products used in the manufacture of airport safety and detection devices. Our three major customers are developing new products all which will require our ceramic products. In addition to airport security devices our ceramic products are used in military defense equipment such as missiles and by manufacturers of jet engines for both commercial and military use.

     Net revenue for the Industrial Ceramic Product’s operating segment made up approximately 79% of our consolidated net revenue in fiscal 2003.

     Industrial Diamond Cutting Tools — Semicon Tools/DTI Technology

     Semicon Tools/DTI Technology manufactures and distributes diamond dicing blades. Dicing blades are made of industrial diamonds bonded with a circular nickel alloy blade. They are used with the precision electronic dicing saws which the microelectronics and semiconductor industries use to cut and separate integrated circuits and discrete devices made from silicon and other materials. The blade market consists principally of “hubbed blades”, which are the most commonly used, diamond/thermoset plastic known as “resin blades”, which are used in precision electronic saws for cutting ceramic substrates and have a shorter useful life, and diamond nickel allow hubbless blades. Hubbed blades are competitively manufactured principally by Disco, Inc. and Kulicke & Soffa Corporation. We manufacture hubbed and hubbless blades at our Malaysian facility and we currently have an insignificant share of the world-wide dicing blade market. There can be no assurance that we will be able to increase our market share.

     We also manufacture and distribute Scribes and Dressers. A Scribe, which resembles a small pencil, has a tip that contains a gem quality diamond which is used to cut silicon wafers and perform die and integrated circuit separation. These products, which we assemble in our New York facility, have limited growth potential in this application since the semiconductor and electronic industries have switched from scribing machines to dicing saws for the wafer cutting process. However, diamond scribes are preferred over sawing for cutting certain wafer materials because they provide cleaner separation. They are also preferred for certain low volume applications which do not justify the capital expense of using a dicing saw. We occasionally use subcontractors to set or “lap” the diamonds into the tools. Dressers are diamond tipped tools generally used to “dress” or shape abrasive grinding wheels in machine shops. These products, which are assembled in our Malaysian facility, are sold to companies such as Black & Decker and Snap-On Tools, who then resells them to third parties. We believe that there are multiple foreign suppliers of these dressers.

     Net revenue for the Industrial Diamond Cutting Tool operating segment made up approximately 11% of our consolidated net revenue in fiscal 2003.

     Contract Manufacturing — SETO Technology

     SETO Technology provides contract-manufacturing services for personal electronic safety devices and to produce medical, automotive and mining safety devices. This segment is currently developing and selling medical training products, auto safety devices and safety helmets. Currently this segment’s main product is a CPR training device used by the medical industry. We have five different models under contract on an exclusive and nondisclosure basis. SETO Technology has also contracted with a third party to develop and manufacture a safety helmet that we expect to bring to market in fiscal 2004.

     Net revenue for the Contract Manufacturing operating segment made up approximately 10% of our consolidated net revenue in fiscal 2003.

     Miscellaneous Products

     In addition to the products mentioned above, we distribute small precision tools such as tweezers, pliers, vacuum pickups and scribes, core drills and sinter blades for ceramic applications. We also distribute cleaning chemicals, inspection gloves and other items used to preserve a contamination-free environment, which we market primarily to semiconductor manufacturers.

Raw Materials

     We purchase our raw materials and supplies from multiple sources. None of the raw materials and supplies we require is currently in short supply, although factors outside of our control could adversely impact their future availability.

Backlog

     Our sales are made primarily pursuant to standard purchase orders for delivery of standard products. We believe that only a small portion of our order backlog is noncancellable and that the dollar amount associated with the noncancellable portion is not material. Therefore, we do not believe that our backlog as of any particular date is indicative of future results.

Competition

     Our operating segments each are intensely competitive. Virtually all competitors have greater financial and personnel resources and greater market recognition than our company has. As a result, these competitors can obtain better payment terms and service from suppliers. Furthermore, we face the possibility of adverse market conditions arising from tariff revisions resulting from changes in foreign trade policies, raw material shortages, technological change, shifting product emphasis among competitors and the entry of new competitors into its markets. We believe the principal competitive factors affecting its products are quality, price and availability.

Marketing

     We market our products though joint ventures, account representatives, telephone solicitations, participation in trade shows, the Internet and advertisements in trade journals.

Manufacturing Facilities

     In Briarcliff Manor, New York, we operate a machine shop and a manufacturing facility for resin/diamond dicing blades. We lease a facility in Kepala Batas, Penang, Malaysia which is equipped to manufacture dicing blades and diamond dressing tools.

Government Regulation

     We believe our operations and facilities are in compliance with all federal, state and local environmental laws in the United States and Malaysia. We have not incurred any special or unusual costs to comply with environmental laws or other applicable governmental regulations.

Research and Development

     In fiscal years ended January 31, 2003 and 2002, we spent approximately $138,878 and $40,000, respectively, on deferred product development costs regarding our new safety helmet.

Employees

     We employ approximately 18 full-time employees, of which 6 employees work in the United States and the remaining 12 are employed in Malaysia. We also utilize outside consultants and part-time workers when required.

ITEM 2. DESCRIPTION OF PROPERTY

     In Malaysia, we lease approximately 4,600 square feet of manufacturing and warehouse space and 500 square fee of office space in Kepala Batas, Penang, pursuant to a lease expiring in July 2004, with a minimum annual lease payment of $7,200. We also occupy approximately 1,500 square feet of office space in Penang, pursuant to a lease expiring in September 2004, with a minimum annual lease payment of $12,000.

     In the United States, we lease approximately 2,400 square feet of manufacturing and warehouse space and 1,200 square feet of office space in Briarcliff Manor, New York, from Rachrob Realty, LLC, a company owned by Eugene Pian, the President and principal shareholder, pursuant to a 15 year lease which expires on April 30, 2013, with an annual base rent, excluding utilities, maintenance and repairs, as follows: years 1 to 5 $60,000; years 6 to 10, $66,000 and years 11 to 15, $72,000.

ITEM 3. LEGAL PROCEEDINGS

     There are no pending material legal proceedings to which we are a party to or which any of our property is subject, and we know on no such threatened or contemplated proceedings against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the last fiscal quarter covered by this report.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     Our common stock, $.001 par value, is traded on NASDAQ’s over-the-counter Bulletin Board under the symbol “SETO”

     The following table sets forth the range of high and low bid information for our common stock for each calendar quarter within the last two fiscal years, and for the first calendar quarter of 2003, as provided by Pink Sheets, LLC. Such quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Low	High

2003
First quarter	$0.21	$0.34

2002
First quarter	$0.13	$0.20
Second quarter	$0.13	$0.20
Third quarter	$0.19	$0.39
Fourth quarter	$0.19	$0.31

2001
First quarter	$0.21	$0.74
Second quarter	$0.13	$0.18
Third quarter	$0.13	$0.19
Fourth quarter	$0.13	$0.17

Holders

     As of April 14, 2003, there were 330 record holders of our common stock.

Recent Sales of Unregistered Securities

     On January 28, 2000, we issued 250,000 shares of our common stock to an individual who rendered consulting services to us valued at $68,000 in connection with our 1999 acquisition of Fimas Sdn Bhd. . The shares were issued pursuant to Section 4(2) of the Securities Act. In March 2001, the consultant returned 200,000 of these shares to us for cancellation.

     In February 2000, we issued 100,000 shares of our common stock to SCAL Distributors in connection with a distribution agreement, pursuant to Section 4(2) of the Securities Act.

     In March 2000, we issued an aggregate of 875,000 shares of our common stock, sold at a price of $.40 per share, to three investors, pursuant to Section 4(2) of the Securities Act.

     In March 2000, we issued 180,000 shares to GoPublicNow.Com (GPN), an investor relations company, for services to be rendered, pursuant to Section 4(2) of the Securities Act. GPN subsequently returned 77,600 of those shares to us for cancellation. See Note 22 in the financial statements.

     In April 2000, we issued an aggregate of 317,500 shares of common stock, sold at a price of $1.25 per share to 15 investors, pursuant to Section 4(2) of the Securities Act.

     In March 2001, we issued 500,000 shares pursuant to Section 4(2) of the Securities Act to the former owners of Hong Kong Batteries Industries, Ltd. (“HKBI”), our former wholly owned subsidiary which we acquired in December 1999, and discontinued in fiscal 2003. Such shares were issued as an additional purchase price based on HKBI’s generation of a certain amount of post acquisition net income,.

     In April 2001, we issued an aggregate of 500,000 shares our officers, Eugene Pian (250,000 shares), Craig Pian (150,000 shares) and Francine Pian (100,000 shares), to agreeing to extend the terms of their respective employment agreements for an additional five years, pursuant to Section 4(2) of the Securities Act. Such shares were cancelled on December 6, 2001 and replaced with options to purchase a like number of shares at $.15 per share with an expiration date of April 30, 2006.

Voting and Other Rights

     Holders of common stock are entitled to one vote for each share held. There are no preemptive, subscription, conversion or redemption rights pertaining to the common stock. Holders of common stock are entitled to receive such dividends as may be declared by the Board of Directors out of assets legally available, and to share ratably in the assets of the Company available upon liquidation.

     The holders of common stock do not have the right to cumulate their votes in the election of directors and, accordingly, the holders of more than 50% of all such shares outstanding can elect all of the directors of Company.

Dividends

     We have not paid cash dividends to date and we intend to apply our earnings, if any, for use in our activities. Payments of cash dividends in future will be wholly dependent upon the Board of Directors and upon our earnings, financial condition, capital requirements and other factors we deem relevant. It is not likely that cash dividends will be paid in the foreseeable future.

     In the event of the acquisition of, or merger with a business by us, control of the Company and its Board of Directors may pass to others. In that event, the payment of dividends would be wholly dependent upon such persons.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following section should be read in conjunction with Item 1: Business and Item 7: Financial Statements.

     The “Strategy,” “Critical Accounting Estimates” and “Outlook” sections all contain a number of forward-looking statements, all of which are based on our current expectations. Our actual results may differ materially.

Recent Developments

     We are currently restating our previously issued financial statements for the two years ended January 31, 2002, including the corresponding fiscal 2002 and 2003 quarterly periods. The impact of the restatement on such prior periods was reflected as an adjustment to opening retained earnings as of February 1, 2001. The restatement will be reported in Amendment No. 2 to the Company’s Annual Report on form 10-KSB/A for the years ended January 31 2001 and 2002 and Amendment No. 2 to the Company’s Quarterly Reports on Form 10-QSB/A for the quarterly periods ended April 30, 2001 and 2002, July 31, 2001 and 2002, and October 31, 2001 and 2002.

     As discussed in more detail below under “Results of Operations, in 2001 we issued shares of our common stock as compensation to a consulting firm. We originally valued the consulting agreement at $255,600 and were amortizing it over its term. In the fourth quarter of fiscal 2001, due to changing market conditions and the lack of performance by the consulting company, we revalued the consulting agreement down to $50,400. After being advised by the staff of the Securities and Exchange Commission (“SEC”), we have decided to use the fair value of our common stock to determine the fair value of services rendered at the time the contract was signed in accordance with FAS No. 123 (Accounting for Stock Based Compensation), and decreased fiscal 2002’s net income by $8,823, from $521,688 to $512,865.

     Throughout the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, all amounts referencing prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

Strategy

     Our goal is to be a “niche” company, with the ability to provide products and services to a variety of larger corporations who need contract manufacturing and/or made-to-order products. Our primary areas of focus are the fabrication of ceramic parts for the airline security business and jet engine manufacturing along with cutting blades for silicon wafers.

     All of our businesses operate in competitive environments characterized by the introduction of new products with lower prices. As part of our overall strategy, we use our relatively small size and ability to provide “niche” services for larger companies in order to compete vigorously in each relevant market segment. Our competition comes from established businesses as well as new entrants to the marketplace. The trend in the United States (U.S.) toward HomeLand Security will offer us new opportunities, but will result in more competition. Competition tends to increase pricing pressure on our products, which may mean that we must offer our products at lower prices than we had anticipated, resulting in lower profits. Because some of our customers already have established products, it is inherently difficult for us to compete against them. In addition, certain market segments in which we compete, such as dicing blade products, have experienced an overall economic decline, increasing the degree of competition within this market segment. When we believe it is appropriate, we will take various steps, including discontinuing older products and reducing prices, in order to increase acceptance of our products and to be competitive within each relevant market segment.

     We plan to continue to cultivate new businesses and work with the security and chip making industries to expand our product lines.

     East Coast Sales Company – East Coast Sales Company (ECS) operating segment specializes in the distribution and value-added fabrication of technical ceramic products for the airline security industry and jet engine manufacturers, and distributes clean room supplies and tools. Our strategy for ceramic fabrication is to increase our production efficiency by utilizing our foreign subsidiary’s labor force and updating our machinery. After September 11th, East Coast Sales experienced an increase in demand for its ceramic products used in the manufacture of airport safety and detection devices. Our three major customers are developing new products which will require our ceramic products. In addition to airport security devices, our ceramic products are used in military defense equipment such as missiles, and by manufacturers of jet engines for both commercial and military use. To increase the acceptance and deployment of our ceramic products, we are focused on providing our customers with the highest quality products and services.

     Semicon Tools and DTI Technology – Semicon Tools and DTI Technology operating segment’s strategy is to produce quality diamond cutting tools for the semiconductor industry. We plan to improve the quality and capability of our diamond cutting products that we currently have on the market. We are currently consulting with an outside source in Taiwan to improve our manufacturing process and diamond tool technology. The diamond tool segment is very dependent on the semiconductor industry which over last three years has experienced economic decline and is still not showing signs of growth. The diamond blades manufactured by DTI Technology are a vital part of East Coast Sale’s ceramic fabrication process.

     SETO Technology – SETO Technology’s strategy is to provide contract-manufacturing services for personal electronic safety devices and to produce medical, automotive and mining safety devices. This segment is currently developing and selling medical training products, auto safety devices and safety helmets. Currently this segment’s main product is a CPR training device used by the medical industry. We have five different models under contract on an exclusive and nondisclosure basis. SETO Technology has also contracted with a third party to develop and manufacture a safety helmet that we expect to bring to market in fiscal 2004. As of January 31, 2003 we have advanced a total of $178,878 to the developer who is producing the tooling and molds to be used in the manufacturing process of the helmet. We expect to start depreciating and expensing these costs when we begin producing the helmets in fiscal 2004.

Critical Accounting Estimates

     The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results reported in our financial statements. Some of these accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting estimates include the assessment of recoverability of goodwill, which impacts write-offs of goodwill; valuation of inventory, which impacts gross margin; assessment of recoverability of long-lived assets, which primarily impacts gross margin when we impair assets or accelerate their depreciation; and recognition and measurement of current and deferred income tax assets and liabilities, which impacts our tax provision. Below we discuss these policies further, as well as the estimates and judgments involved. We also have other policies that we consider to be key accounting policies, such as our policy for revenue recognition; however, this policy does not meet the definition of critical accounting estimates because they generally require us to make estimates or judgments that are difficult or subjective.

     Goodwill – In conjunction with the implementation of the new accounting rules for goodwill as of the beginning of Fiscal 2003, we completed a goodwill impairment review of East Coast Sales Company which is the reporting unit that has substantially all of our recognized goodwill. According to our accounting policy, we also performed an annual review during the fourth quarter of fiscal 2003, and in both reviews we found no impairment. We will perform a similar review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist. Our impairment review process is based on a discounted future cash flow approach that uses our estimates of revenue for the reporting unit, driven by assumed market growth rates and assumed segment share, and estimated costs as well as appropriate discount rates. In the future, we may incur charges for impairment of goodwill if the ceramic fabrication business experiences an economic downturn, new technology becomes available, we lose market acceptance, we fail to deliver new products, or if we fail to achieve our assumed revenue growth rates or assumed gross margin.

     Inventory – Our policy for valuation of inventory, including the determination of obsolete or excess inventory requires us to estimate the future demand for our products within specific time horizons, generally one year or less. If our demand forecast for specific products is greater than actual demand and we fail to reduce manufacturing output accordingly, we could be required to record additional inventory reserves, which would have a negative impact on our gross margin.

Long-Lived Assets – We assess the impairment of long-lived assets when events or changes in circumstances indicate that the carrying value of the assets or the asset grouping is not recoverable. Factors that we consider in deciding when to perform impairment review include significant under-performance of a business or product line in relation to expectations, significant negative industry or economic trends, and significant changes in our use of the assets. Recoverability of assets that will continue to be used in our operations is measured by comparing the carrying amount of the assets grouping to the related total future net cash flows. If an assets grouping carrying value is not recoverable through those cash flows, the asset grouping is considered to be impaired. The impairment is measured by the difference between the assets’ carrying amount and their fair value, based on the best information available, including market prices or discounted cash flow analysis.

     Income Taxes – In determining income for financial statement purposes, we must make certain estimates and judgments. These estimates and judgments occur in the calculation of certain tax liabilities and in the determination of the recoverability of certain tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense. As of January 31, 2003, taxes were not provided on approximately $56,508 of undistributed earnings of foreign subsidiaries, as we invest or expect to invest the undistributed earnings indefinitely. If in the future these earnings are repatriated to the United States, or if we determine such earnings will be remitted in the foreseeable future, additional tax provisions would be required.

     We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a reserve, in the form of a valuation allowance, for the deferred tax assets that we estimate will not ultimately be recoverable. As of January 31, 2003, we believe that our recorded deferred tax assets will ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets; our tax provision would increase in the period in which we determine that the recovery is not probable.

     In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize potential liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If our estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.

Results of Operations

     The financial statements for fiscal 2002 and 2001 have been restated. In fiscal 2001, we issued 180,000 shares of our common stock as compensation to a consulting firm for a fifteen month contract. We originally valued the consulting agreement at $255,600 and were amortizing it over its term. In the fourth quarter of fiscal 2001, due to changing market conditions and the lack of performance by the consulting company, we revalued the consulting contract down to $50,400. After being advised by the staff of the Securities and Exchange Commission (“SEC”), we used the fair value of our common stock to determine the fair value of services rendered at the time the contract was signed in accordance with FAS No. 123 (Accounting for Stock Based Compensation). This correction resulted in us recognizing in Fiscal 2002, and additional $8,823 in Selling, General and Administrative expenses which decreased net income for fiscal 2002 from $521,688 to $512,865. In addition, the implementation of FAS No. 123 had no impact on our liquidity or cash flows for fiscal 2002.

     In addition, we have corrected a typographical error in our computation of earnings per share in fiscal 2002. The diluted number of common shares outstanding was originally stated as 13,788,985. The correct amount Per Share) the diluted number of common shares outstanding should have been the same amount as the weighted common shares outstanding at January 31, 2002. Anti-dilution occurred when the exercise price in the assumed conversion of our outstanding stock options was below the average market price (out of the money) of our common stock for the year.

     The following table sets forth certain consolidated statements of income data as a percentage of net revenue for the periods indicated:

		2002
	2003	Restated

Net revenues	100.00%	100.00%
Cost of sales	48.90%	40.52%

Gross margin	51.10%	59.48%
Selling, general and administrative expenses	29.38%	46.27%
Amortization of goodwill	0.00%	0.09%
Amortization and impairment of acquisition-related intangibles	0.14%	0.00%

Operating income	21.58%	13.12%

     For fiscal 2003, our net revenue of $7,364,438 was up approximately 104% compared to fiscal 2002, primarily due to the increase in demand for our ceramic products used by the airline security and jet engine manufacturing industries. Net revenue for our diamond tool segment was flat with fiscal 2002 and our contract manufacturing revenues were up 50%, primarily due to market acceptance of our CPR training device.

     Our gross margin percentage in fiscal 2003 of 51% was lower compared to 59% in fiscal 2002, primarily due to lower margins in our ceramic segment. The gross margin for our diamond tool segment was flat compared to fiscal 2002; and our gross margins for our contract manufacturing segment was down 7%, which was due to us lowering unit prices in order to compete with products manufactured in China.

     For fiscal 2003, the majority of our consolidated net revenue and gross margin came from sales of our custom ceramic products.

     Ceramics — East Coast Sales Company

     The revenue and operating income for the East Coast Sales Company operating segment for the two years ended January 31, 2003 and 2002 were as follows:

		2002
	2003	Restated

Revenue	$5,843,564	$2,338,673
Operating income	$1,890,414	$629,852

     The East Coast Sales Company operating segment is our ceramics division, which had a dramatic increase in sales due to the effects of September 11th. Net revenues for this segment increased $3,504,891 or 150% in fiscal 2003 compared to fiscal 2002. The increase in revenue was due to significantly higher sales of custom cut ceramics that are used in airport security devices and in the manufacturing process of jet engines and missiles for the military.

     Net operating income for the East Coast Sales Company operating segment increased by $1,260,562 or 200% compared to fiscal 2002 primarily due to the increase in demand from the industries mentioned above.

     Diamond Tools – Semicon Tools/DTI Technology

     The revenue and operating loss for the diamond tool operating segment for the two years ended January 31, 2003 and 2002 were as follows:

		2002
	2003	Restated

Revenue	$817,066	$794,010
Operating loss	$(311,437)	$(225,162)

     Net revenue in fiscal 2003 was up $23,056 or 3%, compared to fiscal 2002. The net operating loss for fiscal 2003 increased $38,275 or 38%, compared to fiscal 2002. The increase in the net operating loss from fiscal 2002 to fiscal 2003 was primarily due to lower average selling prices of diamond cutting tools. The lower selling prices reflected the impact of competitive pricing pressures and a very soft semiconductor industry. In addition, the following expenses; utilities, insurance and labor, all increased substantially in fiscal 2003 compared to fiscal 2002.

     Contract Manufacturing – SETO Technology

     The revenue and operating income for the contract manufacturing operating segment for the two years ended January 31, 2003 and 2002 were as follows:

		2002
	2003	Restated

Revenue	$703,808	$469,789
Operating income	$10,334	$67,831

     Net revenue for fiscal 2003 was up $234,019 or 50%, compared to fiscal 2002, primarily due to higher unit volume, however, it was offset by higher operating expenses which decreased operating income by $57,497 or 85%, compared to fiscal 2002. Lower unit costs combined with higher labor and utility costs were responsible for the decrease in operating income.

     Operating Expenses

     Operating expenses for the two years ended January 31, 2003 and 2002 were as follows:

		2002
	2003	Restated

Selling, general and administrative expenses	$2,163,762	$1,667,028
Amortization of goodwill	$0	$3,357
Amortization and impairment of acquisition-related intangibles	$10,000	$0

     Selling, general and administrative expenses increased $496,734, or 30% compared to fiscal 2002. This increase was primarily due to the significant increase in sales from our ceramic segment, East Coast Sales Company, which caused an increase in overtime wages, an increase in commissions paid, and increased travel expenses.

     Amortization of goodwill decreased $3,357 in fiscal 2003 compared to fiscal 2002, which was due to the adoption of SFAS No. 142 on February 1, 2002. We have ceased amortizing amounts related to goodwill and the remaining balance of goodwill is now all related to our East Coast Sales Company segment.

     Amortization and impairment of acquisition-related intangibles increased $10,000 in fiscal 2003 compared to fiscal 2002. On December 1, 2002, we acquired the customer lists from a Malaysian company for $300,000. We are amortizing the cost over a period of 5 years. Our future annual amortization expense will be $60,000 for the next four years and $50,000 in fiscal 2008. If market conditions change and it is deemed that the customer lists do not have any future benefit and become impaired, we may write off the entire amount, which would have a negative effect on our operating income.

     Interest and Other, Net

     Interest and other, net and taxes for the two years ended January 31, 2003 and 2002 were as follows:

		2002
	2003	Restated

Interest income	$33,005	$9,875
Gain (loss) on sale of assets	$1,068	($1,337)
Interest expense	($101,217)	($84,678)
Foreign currency exchange loss	($1,534)	($1,161)
Provision for income taxes (benefit)	$44,681	($85,069)

     For fiscal 2003, interest income increased primarily due to the payments we received on our note receivable from G-Com Net, which we discuss in detail in the “Discontinued Operations” section below. In fiscal 2003 we had a small gain on some miscellaneous equipment we sold in Malaysia compared to a loss of $1,337 in fiscal 2002, neither of which had a material effect on our financial statements.

     Interest expense increased $16,539, or 20%, to $101,217 in fiscal 2003 compared to $84,678 in fiscal 2002. This increase was primarily due to us drawing down more on our line-of-credit during the first two quarters of fiscal 2003 to finance the additional purchases of ceramics that was necessary to keep up with the increased demand of our products from the security and jet engine manufacturing industries. During the third and fourth quarters of fiscal 2003 we generated enough cash flows to pay down the line-of-credit from its high of $1,047,652 to $545,025 at January 31, 2003.

     Foreign currency exchange loss increased $373, or 32%, in fiscal 2003 to $1,534 compared to $1,161 in fiscal 2002. We experience currency translation gains or losses when we purchase items from foreign countries (other than Malaysia) whose currencies are not pegged to the U.S. Dollar. Historically, these gains and losses have been insignificant and therefore we do not expect any significant losses in the future.

     Our effective income tax rate was 29% in fiscal 2003 compared to an effective income tax benefit of 55% for fiscal 2002. The increase in the effective rate in fiscal 2003 is primarily due to the growth in net income from our U.S. operating segment East Coast Sales Company. This net income will absorb a portion of our federal net operating loss carryforward. The effective rate in fiscal 2002 benefited from us increasing our deferred tax assets due to our expected increase in profitability in the U.S. We expect to realize the full benefit of our net operating loss carryover by fiscal 2005.

     Discontinued Operations

     As discussed below, in fiscal 2003, we have exited the business of manufacturing consumer electronic products and rechargeable and other batteries for consumer products. On February 1, 2001, we adopted a formal plan to sell Fuji Fabrication, Sdn, Bhd. On October 1, 2001; we sold the assets, which consisted primarily of inventory and equipment of Fuji Fabrication to G Com Net for $290,547. We assumed 10% note for the full amount of the selling price which was due on September 30, 2002. On October 1, 2002 at the request of G Com Net, we increased the principal amount of the note to $396,693 due to sales of additional inventory and previously accrued interest and extend its maturity so the note is payable in full on September 30, 2003. Currently we believe G Com Net will repay the note on its due date. As of April 28, 2003, G Com Net is current with all interest payments required by the new note. If conditions change and there is a definite indication that the note is impaired we would then have to write off the note in full. This would have a negative effect on our net income (loss) from discontinued operations.

     On October 31, 2002, we adopted a formal plan to discontinue the operations of Hong Kong Batteries Industries, Ltd. (Hong Kong Batteries). Hong Kong Batteries was a trading company that bought industrial batteries from manufacturers in mainland China and resold them to companies in Hong Kong, Asia and Europe. When China was approved for World Trade Organization Status (WTO) at the end of 2001, without our knowledge most of Hong Kong Batteries’ suppliers hired English speaking sales and marketing managers and began to directly approach all the end user customers of Hong Kong Batteries. During the first and second quarters of fiscal 2003, Hong Kong Batteries was still receiving orders from its customers. Then during the third quarter it did not receive any orders and was informed by its customers that the Chinese suppliers offered substantial discounts if they bought their products directly from the Chinese manufacturers. After many discussions and meetings with the management of Hong Kong Batteries, we could not overcome the problem and decided to cease operations as soon as possible due to the lack of revenue and the high overhead cost we would have incurred if we continued operating. The discontinuance of Hong Kong Batteries Industries, Ltd resulted in us writing off $688,183 in goodwill and incurring an additional $225,759 in disposal costs, which consisted mainly of the write off of cash advances to Hong Kong Batteries and travel expenses.

     In conjunction with the discontinuance of the operations of Fuji Fabrication and Hong Kong Batteries, we have accrued $34,000 for additional estimated disposition costs.

     The components of income (loss) from discontinued operations of subsidiaries are as follows:

     Fuji Fabrication

		2002
	2003	Restated

Net sales	$0	$180,102
Cost of sales		197,389

Gross profit		(17,287)

Selling, general and administrative expenses	7,691	124,363
Interest and other, net	(129,708)	(74,257)

	(122,017)	50,106

Income (loss) before income taxes	122,017	(67,393)
Income taxes	14	474

Net income (loss)	$122,003	$(67,867)

     For fiscal 2003 Fuji Fabrication’s “interest and other, net” consisted of debt forgiven by our subsidiary, DTI Technology. DTI Technology wrote off the corresponding receivable that from Fuji Fabrication and charged this amount to discontinued operations. In our consolidated statement of income, this amount had no effect on our loss from discontinued operations as it was a zero net transaction or a wash.

     Hong Kong Batteries

		2002
	2003	Restated

Net sales	$445,641	$2,039,543
Cost of sales	368,534	1,600,943

Gross income	77,107	438,600

Selling, general and administrative expenses	347,635	360,477
Interest and other, net	(14,891)	(10,537)

	332,744	349,940

Income (loss) before income taxes	(255,637)	88,660
Income tax (benefit)	(9,313)	(9,313)

Net income (loss)	$(246,324)	$79,347

Financial Condition

     Our financial condition remains strong. At January 31, 2003, cash totaled $508,414, up from $182,417 at January 31, 2002. At January 31, 2003, total short-term and long-term debt was $1,106,609, a decrease of $411,521 compared to January 31, 2002. At January 31, 2003, total debt was $1,106,609 which represented 34% of stockholders’ equity.

     For fiscal 2003, cash provided by operating activities was $1,367,389, compared to $278,513 in fiscal 2002. Cash was provided by net income adjusted for non-cash related items. Increases in accounts receivable, notes receivable, inventory and deferred product development costs were offset by depreciation, decreases in prepaid expenses, other assets and accounts payable. For fiscal 2003, net cash used in discontinued operations was $134,862, compared to cash provided by discontinued operations of $195,561 in fiscal 2002. This decrease was primarily due to Hong Kong Batteries’ fiscal 2003 net loss, along with a decrease in accounts payable and accrued expenses. For fiscal 2003, our three largest customers accounted for approximately 70% of net revenue, with one of these customers accounting for approximately 56% of net revenue. At January 31, 2003, these three largest customers accounted for approximately 82% of net accounts receivable.

     We used $422,285 in net cash for investing activities during fiscal 2003, compared to $139,744 during fiscal 2002. The increase in cash used for investing activities as compared to fiscal 2002 was due to the purchase of customer lists for $300,000 in December 2002. Capital expenditures in fiscal 2003 remained relatively flat compared to fiscal 2002. We anticipate capital expenditures of $250,000 for fiscal 2004.

     We used $619,107 in net cash for financing activities in fiscal 2003, which increased from $67,588 in fiscal 2002. The major financing uses of cash for both years were the repayment of debt and repurchase of our common stock. In fiscal 2003, we purchased 249,300 shares of our common stock for $50,241. Financing sources of cash of $407,374 during fiscal 2003 were primarily from amounts we drew down on our revolving line-of-credit. In addition we paid back at total of $910,000 on the line of credit during fiscal 2003. We have another potential source of liquidity from authorized borrowings in the form of a line-of-credit with a U.S. financial institution for $1.7 million. At January 31, 2003, we had $1,154,975 available for use from this line of credit.

     We believe that we have the financial resources needed to meet our anticipated business requirements for the next 12 months, including capital expenditures for the expansion or upgrading of our manufacturing capacity and working capital requirements.

Outlook

     In general, as we look ahead to the rest of fiscal 2004, the outlook continues to be uncertain, and we anticipate a year that will be largely driven by the airline security, military, jet engine and semiconductor industries as well as the global economy. Although it is difficult to predict product demand for the rest of fiscal 2004, we expect a 30% to 40% decrease in revenue from our ceramic segment, East Cost Sales Company. During the second quarter of fiscal 2004 we may be able to better forecast ceramic sales more accurately due to the Department of HomeLand Security issuing new orders for security devices. The outlook for the diamond tools industry continues to be weak. We are trying to cut costs in order to compete with other manufacturers and we are planning to improve the quality and capability of our diamond cutting products. The diamond tool industry is very dependent on the semiconductor industry, which over last three years has experienced economic decline and is still not showing signs of growth. The outlook for the contract manufacturing segment remains strong, however, we are still trying to cut costs and improve profitability. Currently, we have a contract with a third party to develop and manufacture a safety helmet that we expect to bring to market in fiscal 2004. In this environment, revenue growth for our new safety helmet is largely dependent on the commercial acceptance of our current designs and successfully marketing the designs to the safety and rescue industries, which we can not assure.

     Our financial results are substantially dependent on sales of ceramics and related products by the East Coast Sales Company operating segment. Revenue is partly a function of the mix of products we offer, all of which are difficult to forecast. Because of the changing conditions throughout the world our revenue is subject to the impact of economic conditions in various geographic regions.

     Our gross margin expectation for fiscal 2004 is approximately 54% plus or minus a few points, which is a slight increase from the fiscal 2003 gross margin of 51%. Our gross margin varies depending on unit sales volumes and product mixes. Our policy for valuation of inventory, including the determination of obsolete inventory, requires us to estimate the future demand for our products within six months or less. The estimates of future demand that we use in the valuation of inventory are also used for near-term factory planning. If our demand forecast is greater than actual demand and we fail to reduce manufacturing output accordingly, we would likely be required to record additional inventory reserves, which would have a negative impact on our gross margin. Various other factors including unit sales volumes and new technologies will also continue to affect cost of sales and the variability of gross margin percentages.

     In fiscals 2003 and 2002 we improved our cutting blade facility and updated our ceramics fabrication facility. We expect that capital spending will increase to $250,000 for fiscal 2004 from $ 124,785 in fiscal 2003. The increase is primarily due to the expected tooling equipment needed to produce our new safety helmet. If market demand does not grow or our new products are not accepted, revenues and gross margins may also be adversely affected.

     Depreciation for fiscal 2004 is expected to be approximately $150,000, compared to $141,488 in fiscal 2003. Most of this increase would be included in cost of sales.

     We expect amortization of other intangible assets to be approximately $60,000 in fiscal 2004, as compared to $10,000 in fiscal 2003.

     In conjunction with the implementation of the new accounting rules for goodwill, we completed the initial goodwill impairment review as of the beginning of fiscal 2003 and the required annual review during the fourth quarter of fiscal 2003 for East Coast Sales Company, which is the reporting unit with substantially all of our recorded goodwill. We found no impairment. Our impairment review process is based on a discounted cash flow approach that uses estimates of revenue for the reporting unit and appropriate discount rates. The estimates we used are consistent with the plans and estimates that we are using to manage the underlying business. If we fail to deliver products for this group, if our new products fail to gain market acceptance, or if market conditions in the ceramic business decline, our revenue and cost forecasts may not be achieved and we may incur charges for impairment of goodwill.

     We expect our tax rate to be approximately 25% for fiscal 2004. This estimate is lower than the rate in fiscal 2003, primarily due the anticipated decrease in net revenues from our East Coast Sales Company operating segment and the use of our available net operating loss carryover for federal income tax purposes. The expected rate is based on current tax law and is subject to change.

     Our future results of operations and the other forward-looking statements contained in this “Outlook” section and in our “Strategy” and “Critical Accounting Estimates” sections involve a number of risks and uncertainties, in particular the statements regarding our strategies, our expectations regarding new products, future economic conditions, revenues, gross margin and costs, capital spending and depreciation and amortization. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: business and economic conditions and trends in the airline security business, jet engine manufacturers, microchip industry, and safety industries in various geographic regions; possible disruption in commercial activities related to terrorist activity and armed conflict, such as change in logistics and security arrangements, and reduced end-user purchases relative to expectations; the impact of events outside the United States, such as the business impact of fluctuating currency rates, unrest or political instability in a locale; changes in customer order patterns; competitive factors and acceptance of new products in specific market segments; pricing pressures; excess or obsolete inventory and variations in inventory valuation.

     We believe that we have the products, facilities, personnel and financial resources for continued business success, but future revenues, costs, margins and profits are all influenced by a number of factors, including those discussed above, all of which are inherently difficult to forecast.

Forward-Looking Statement

     THIS ANNUAL REPORT ON FORM 10-KSB, INCLUDING WITHOUT LIMITATION, ITEM 6, MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, CONTAINS STATEMENTS WHICH ARE NOT HISTORICAL FACTS AND ARE FORWARD-LOOKING STATEMENTS WHICH REFLECT MANAGEMENT’S EXPECTATIONS, ESTIMATES AND ASSUMPTIONS. SUCH STATEMENTS ARE BASED ON INFORMATION AVAILABLE AT THE TIME THIS FORM 10K-SB WAS PREPARED AND INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO DIFFER SIGNIFICANTLY FROM PROJECTED RESULTS. FACTORS THAT COULD CAUSE ACTUAL FUTURE RESULTS TO DIFFER MATERIALLY INCLUDE, AMONG OTHERS, THE RISKS OF DOING BUSINESS IN MALAYSIA AND SOUTHEAST ASIA, THE ABILITY OF G COM NET TO PAY ITS $396,693 NOTE TO US AT MATURITY ON SEPTEMBER 30, 2003, LACK OF ACCEPTANCES OF OUR NEW PRODUCTS ABILITY TO RETAIN CREDIT FACILITIES WE NEED, INCLUDING, WITHOUT LIMITATION, ECONOMIC AND POLITICAL CONDITIONS, FOREIGN CURRENCY TRANSLATION RISKS, TARIFFS AND OTHER FOREIGN TRADE POLICIES AND DEPENDENCE ON INEXPENSIVE LABOR IN SUCH COUNTRIES, PARTIAL DEPENDENCE ON THE SEMICONDUCTOR MANUFACTURING INDUSTRY, AVAILABILITY OF RAW MATERIALS, COMPETITION AND TECHNOLOGICAL OBSOLESCENCE. THE COMPANY ASSUMES NO OBLIGATION TO UPDATE SUCH FORWARD-LOOKING STATEMENTS, IF ANY, AT ANY TIME.

     INSERT A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to financial market risks, including changes in currency exchange rates and interest rates. We do not try to mitigate these risks by utilizing derivative financial instruments or other risky strategies.

     A substantial majority of our revenue, expense, and capital purchasing activities are transacted in U. S. dollars. However, we do enter into these transactions in other currencies, primarily the Malaysian Ringgit. The Malaysian Ringgit is pegged to the U.S. Dollar and is translated to U.S. dollars for consolidated purposes. In fiscal 2003 we reported a foreign currency exchange loss of $1,534, compared to a loss of $1,161 in fiscal 2002, neither of which materially impacted the financial statements.

     Inflation has not had a material effect on our revenues and income from continuing operations in the past four years. Inflation is not expected to have a material future effect.

ITEM 7. FINANCIAL STATEMENTS

     The following are filed as part of this Report:

•	Independent Auditor’s Report

•	Consolidated Balance Sheet as of January 31, 2003

•	Consolidated Statement of Income for the Years Ended January 31, 2003 and 2002

•	Consolidated Statement of Stockholders’ Equity for the Years Ended January 31, 2003 and 2002

•	Consolidated Statement of Cash Flows for the Years Ended January 31, 2003 and 2002

•	Noted to Consolidated Financial Statements

INDEX

Item 7. Financial Statements

SETO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET — JANUARY 31, 2003

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$508,414
Accounts receivable	885,975
Note receivable	396,693
Inventory	900,412
Prepaid expenses and other current assets	30,424
Deferred product development costs	178,878
Deferred tax asset, current portion	249,617
Net assets of discontinued operations, less liabilities	42,243

TOTAL CURRENT ASSETS	3,192,656

PROPERTY, PLANT AND EQUIPMENT, NET OF DEPRECIATION	587,259

OTHER ASSETS
Goodwill	85,453
Other intangible asset	290,000
Security deposits and other assets	6,000
Deferred tax asset, net of current portion	170,309

TOTAL OTHER ASSETS	551,762

TOTAL ASSETS	$4,331,677

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$41,827
Note payable, line of credit	545,025
Accounts payable	102,093
Accrued expenses	369,067

TOTAL CURRENT LIABILITIES	1,058,012

OTHER LIABILITIES
Deferred lease liability	28,500
Long-term debt, net of current portion	20,097

TOTAL OTHER LIABILITIES	48,597

STOCKHOLDERS’ EQUITY
Common stock par value $.001; 100,000,000 shares authorized; 14,558,400 shares issued	14,558
Additional paid in capital	4,674,648
Accumulated other comprehensive income	(150,522)
Retained earnings (deficit)	(1,297,912)

3,240,772
Less common shares held in treasury, 73,700 shares at cost	(15,704)

TOTAL STOCKHOLDERS’ EQUITY	3,225,068

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,331,677

See Notes to Consolidated Financial Statements.

SETO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED JANUARY 31, 2003 AND 2002 (RESTATED)

		2002
	2003	Restated

Net revenues	$7,364,438	$3,602,472
Cost of sales	3,601,365	1,459,566

Gross margin	3,763,073	2,142,906

Selling, general and administrative expenses	2,163,762	1,667,028
Amortization of goodwill	—	3,357
Amortization and impairment of acquisition-related intangibles	10,000	—

Operating expenses	2,173,762	1,670,385

Operating income	1,589,311	472,521

Interest and other, net	(68,678)	(77,301)

Income before income taxes (benefit)	1,520,633	395,220
Income taxes (benefit)	44,681	(85,069)

Income from continuing operations	1,475,952	480,289

Discontinued operations:
Income (loss) from operations of subsidiaries	(124,321)	11,480
Gain (loss) on disposal of subsidiaries	(913,942)	29,919

	(1,038,263)	41,399

Net income	$437,689	$521,688

Earning per share information:
Income from continuing operations
Basic	$0.10	$0.03

Diluted	$0.10	$0.03

Discontinued operations:
Basic	$(0.07)	$0.00

Diluted	$(0.07)	$0.00

Weighted average common shares outstanding	14,484,700	14,557,463

Weighted average common shares outstanding, assuming dilution	14,484,700	14,557,463

See Notes to Consolidated Financial Statements.

SETO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED JANUARY 31, 2003 AND 2002 (RESTATED)

					Accumulated
			Additional		Other		Total
		Common	paid in	Treasury	Comprehensive	Accumulated	Stockholders'
	Shares	stock	capital	Stock	Income	deficit	equity

Balance at January 31, 2001, restated	14,361,000	$14,361	$4,708,178	$(9,026)	$(150,576)	$(2,248,466)	$2,314,471
Components of comprehensive income:
Net income	—	—	—	—	—	512,865	512,865
Change in foreign currency translation adjustment	—	—	—	—	54	—	54

Total comprehensive income	—	—	—	—	—	—	512,919

Shares issued for services	512,400	512	37,918	—	—	—	38,430
Shares cancelled	(90,000)	(90)	(25,110)	—	—	—	(25,200)
Purchase of treasury stock	—	—	—	(3,000)	—	—	(3,000)

Balance at January 31, 2002, restated	14,783,400	14,783	4,720,986	(12,026)	(150,522)	(1,735,601)	2,837,620
Components of comprehensive income:
Net income	—	—	—	—	—	437,689	437,689

Total comprehensive income	—	—	—	—	—	—	437,689

Purchase of treasury stock	—	—	—	(50,241)	—	—	(50,241)
Shares cancelled, treasury stock	(225,000)	(225)	(46,338)	46,563	—	—	—

Balance at January 31, 2003	14,558,400	$14,558	$4,674,648	$(15,704)	$(150,522)	$(1,297,912)	$3,225,068

See Notes to Consolidated Financial Statements.

SETO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JANUARY 31, 2003 AND 2002 (RESTATED)

		2002
	2003	Restated

OPERATING ACTIVITIES
Income from continuing operations	$1,475,952	$480,289
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	141,488	89,081
Amortization of goodwill	—	3,357
Amortization and impairment of intangibles and other acquisition-related costs	10,000
(Gain) loss on sale of equipment	(1,068)	1,337
Provision for deferred income taxes	10,074	(94,874)
Compensatory stock issued	—	38,430
Compensatory stock surrendered		(25,200)
Changes in assets and liabilities:
Accounts receivable	(69,672)	(405,616)
Note receivable	(106,146)
Inventories	(40,600)	(60,503)
Prepaid expenses and other current assets	18,519	21,071
Deferred product development costs	(138,878)	(40,000)
Other assets	45,237	(4,290)
Accounts payable, and accrued expenses	151,345	73,870
Deferred lease liability	6,000	6,000

NET CASH PROVIDED BY (USED IN) CONTINUING OPERATIONS	1,502,251	82,952
NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS	(134,862)	195,561

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,367,389	278,513

INVESTING ACTIVITIES
Proceeds from sale of equipment	2,500	1,237
Purchase of distribution lines	(300,000)	—
Purchase of property and equipment	(124,785)	(140,981)

NET CASH USED IN INVESTING ACTIVITIES	(422,285)	(139,744)

FINANCING ACTIVITIES
Increase (decrease) in short-term debt, net	(502,627)	251,649
Repayments of and retirement of long-term debt	(66,239)	(316,237)
Repurchase and retirement of common stock	(50,241)	(3,000)

NET CASH USED IN FINANCING ACTIVITIES	(619,107)	(67,588)

NET INCREASE IN CASH	325,997	71,181
CASH, BEGINNING OF YEAR	182,417	111,236

CASH, END OF YEAR	$508,414	$182,417

See Notes to Consolidated Condensed Financial Statements.

SETO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Nature of Operations

     SETO Holdings, Inc. (the “Company”) a Nevada Corporation, is primarily in the business of selling small precision disposable diamond and other base material tools used to cut and separate electronic components and devices. In addition, the Company has three wholly owned subsidiaries with their own product lines. They are as follows:

     East Coast Sales Company, Inc. (“ECS”) is a Connecticut corporation, which distributes and fabricates industrial ceramic products for the aircraft, aerospace, defense, and detection industries in addition to distributing clean room supplies and tools for use by semiconductor and electronic manufacturing companies.

     DTI Technology, SDN BHD (“DTI”) is a Malaysian company, which manufactures a product line similar to that of SETO Holdings, Inc.

     SETO Technology, SDN BHD is a Malaysian corporation, which offers sales and services to United States corporations for contract manufacturing in Malaysia and is also designing and developing two new safety devices which it expects to launch in fiscal 2004.

Note 2: Accounting Policies:

Use of Estimates

     The preparation of financial statements in conformity with accounting principles accepted in the U.S. requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management’s most difficult and subjective judgments include the assessment of recoverability of property, equipment, and goodwill, inventory, and the recognition and measurement of income tax assets and liabilities. The actual results experienced by the Company may differ materially from management’s estimates.

Principles of Consolidation

     The consolidated financial statements include the Company’s accounts and those of its wholly owned subsidiaries. Upon consolidation, all significant intercompany accounts and transactions are eliminated. Certain Prior period amounts have been reclassified to conform to the current period presentation. Accounts denominated in non-U.S. currencies have been remeasured using the U.S. Dollar as the functional currency.

Accounting Change

     Effective January 31, 2002, the Company completed the adoption of Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combination,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” As required by SFAS No. 142, the Company discontinued amortizing the remaining balances of goodwill as of the beginning of fiscal 2003. Through January 31, 2002, goodwill had been amortized over an estimated life of 40 years. All remaining and future acquired goodwill will be subject to an impairment test in the fourth quarter of each year, or earlier if indicators of potential impairment exists, using a fair-value-based approach. According to SFAS No. 141 goodwill should not be amortized, rather it should be tested for impairment at a level of reporting referred to as a reporting unit. A reporting unit is an operating segment or one level below an operating segment. The balance of goodwill on the balance sheet is related to the Company’s East Coast Sales Company segment.

     The Company completed the initial goodwill impairment review as of the beginning of fiscal 2003, and completed the annual impairment review during the fourth quarter of fiscal 2003, and found no impairment. All identifiable intangible assets will continue to be amortized over their estimated useful lives and assessed for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” There were no goodwill impairments in fiscal 2003 and 2002.

SETO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

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

Concentrations of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high quality financial institutions.

     Currency Risk. The Company transacts business in currencies other than the U.S. dollar, primarily the Malaysian Ringgit. The Malaysian Ringgit is pegged to the U.S. dollar therefore the Company has not established any transaction or balance sheet risk management programs. For foreign subsidiaries whose functional currency is the local foreign currency, balance sheet accounts are translated at exchange rates in effect at the end of the year and income statement accounts are translated at average exchange rates for the year. Acquisition related translation gains or losses are included as a separate component of shareholders’ equity. Exchange differences arising from foreign currency translation are included in the profit and loss account.

Foreign Operations

     Substantially all or the Company’s products are manufactured in Malaysia. The foreign operations represent captive manufacturing facilities of the Company. The Company’s operations are subject to various political, economic, and other risks and uncertainties inherent in countries in which the Company operates. Among other risks, the Company’s operations are subject to the risks of restrictions on transfer of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and government regulations.

Inventories

     Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis and market is considered at net realizable value. Inventories at fiscal year-end were as follows:

Finished goods	$603,989
Work in Process	66,338
Raw Materials	224,979
Supplies	5,106

$900,412

Product Development Costs

     The Company defers certain costs related to the preliminary activities associated with the manufacture of its products, which the Company has determined to have future economic benefit. These costs are then expensed in the period in which the initial shipment of the related product is made. Management periodically reviews, and when necessary revises, its estimate of the future benefit of these costs and expenses them if they deem there is no longer a future benefit. At January 31, 2003, the Company has capitalized product development costs of $178,878. This amount represents advance payments for contractual services for the development tooling equipment and molds for a new personal safety device that the Company expects to release in fiscal 2004.

SETO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Tax Assets

     Included in the accompanying Balance Sheet at January 31, 2003 is a deferred tax asset of $419,926 that represents the Company’s tax benefit of its federal net operating loss carryover. Realization of this asset is dependent on the Company’s ability to generate future taxable income. Management believes that it is more likely than not that forecasted taxable income will be sufficient to utilize the tax carryforwards before their expiration in 2009. However, there can be no assurance that the Company will meet its expectations of future income. As a result, the amount of the deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income are reduced. Such an occurrence could materially adversely affect the Company’s results of operations and financial condition.

Property and Equipment

     Property and equipment are stated at cost. Depreciation is computed for financial reporting purposes principally using the straight-line method over the following estimated useful lives:

Useful Lives

Leasehold improvements	10 – 50
Manufacturing equipment	5 – 20
Office equipment	5 – 14

     Reviews are regularly performed to determine whether facts and circumstances exist which indicate that the carrying amount of assets may not be recoverable or the useful life is shorter than originally estimated. The Company assesses the recoverability of its assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. If assets are determined to be recoverable, but the useful lives are shorter than originally estimated, the net book value of the assets is depreciated over the newly determined remaining useful lives.

Identified Intangible Assets

     Acquisition-related intangibles include developed technology and customer lists, and are amortized on a straight-line basis over periods ranging from 2-6 years. All identified intangible assets are classified within other assets on the balance sheet. In the quarter following the period in which identified assets become fully amortized, the fully amortized balances are removed from the gross asset and accumulated amortization accounts.

     Identified intangible assets are regularly reviewed to determine whether facts and circumstances exist which indicate that the useful life is shorter than originally estimated or the carrying amount of assets may not be recoverable. The Company assesses the recoverability of identifiable intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

Revenue Recognition

     The Company recognizes net revenue when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title and acceptance, if applicable, as well as fixed pricing and probable collectibility. When the Company sells its products to distributors, the distributors have substantial independent operations under sales arrangements whose terms do not allow for rights of return or price protection on unsold products held by them. In these instances, the Company recognizes revenue when it ships the product directly to the distributors. Shipping and handling costs billed to customers are included in net revenue and the related shipping costs are included in cost of sales.

SETO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation

     The Company accounts for non-cash stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25 (Accounting for Stock Issued to Employees), and its related interpretations, which state that no compensation expense is recognized for stock options or other stock based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of the Company’s common stock on the grant date. In the event that stock options are granted with an exercise price below the estimated fair market value of the Company’s common stock at the grant date, the difference between the fair market value of the Company’s common stock and the exercise price of the stock option is recorded as deferred compensation. Deferred compensation is amortized to compensation expense over the vesting period of the related stock option. In fiscal 2003, the Company did not recognize any non-cash compensation

Reclassifications

     Certain amounts reported in the previous year have been reclassified to conform to the 2003 presentation.

Recent Accounting Pronouncements

     In June 2002, the Financial Accounting Standards Boards (FASB) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses the timing and amount of cost recognized as a result of restructuring and similar activities. The Company will apply SFAS No. 146 prospectively to activities initiated after December 31, 2002. SFAS No. 146 had no significant impact at the point of adoption on the Company’s consolidated statements of income or financial position.

     In November 2002, the FASB issued interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees.” FIN 45 requires a guarantor to recognize at the inception of a guarantee, a liability for the fair value of the obligation it has undertaken in issuing the guarantee. The Company will apply FIN 45 to guarantees, if any, issued after January 31, 2003. At adoption, FIN 45 did not have an impact on the Company’s consolidated statements of income or financial position. FIN 45 also requires guarantors to disclose certain information for guarantees, including product warranties outstanding at January 31, 2003.

     In December, 2002, the FASB issued Statement of Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure (SFAS 148), which provides for alternative methods to transition to the fair value method of accounting for stock options in accordance with provisions of FASB No. 123, “Accounting for Stock Based Compensation.” In addition, SFAS 148 requires disclosure of the effects of an entity’s accounting policy with respect to stock-based compensation on reported net income and earnings per share in annual and interim financial statements. The Company will adopt the annual and interim disclosure requirements beginning in the first quarter of fiscal 2004. The transition provisions of SFAS 148 are currently not applicable to the Company as it continues to account for stock based compensation in accordance with Statement of Accounting Standards No. 123.

     In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entities activities without receiving additional financial support from the other parties. At January 31, 2003, the Company does not have an investment in any variable interest entity that must be consolidated.

Treasury Stock

     The Company accounts for treasury stock using the cost method.

SETO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3: Accounts Receivable

     The following is a summary of accounts receivable at January 31, 2003:

Trade accounts	$905,975
Less allowance for doubtful accounts	(20,000)

$885,975

     At January 31, 2003 accounts receivable in the amount of $905,975 were pledged as collateral in connection with bank loans.

Note 4: Note Receivable

     In September 2001, the Company decided to discontinue operations of its Fuji Fabrication segment, a manufacturer of rechargeable cellular phone batteries, and put the assets of the business up for sale. The assets which consisted primarily of inventory and equipment were sold on October 1, 2002 with the Company assuming an interest bearing note in the amount of $290,547 that was originally due on October 1, 2002. On October 1, 2002 the note was recast in the amount of $396,693 which included additional purchases of inventory, previously accrued interest and extended the due date of the note to September 30, 2003.

Note 5: Property and Equipment

     The following is a summary of property and equipment at cost less depreciation at January 31, 2003:

Leasehold improvements	$151,315
Manufacturing equipment	817,676
Office equipment	94,075

1,063,066
Less accumulated depreciation	(475,807)

Total	$587,259

     Depreciation expense charged to operations was $141,488 and $89,081 in fiscal 2003 and 2002, respectively. At January 31, 2003, property and equipment with a cost of $1,063,066 was pledged as collateral for the Company’s bank and equipment loans.

Note 6: Goodwill

     The Company adopted SFAS No. 142 effective January 31, 2002 and accordingly, has ceased amortizing amounts related to goodwill starting January 31, 2002. The balance of goodwill is related to the Company’s East Coast Sales Company segment. In accordance with SFAS No. 142, the Company has evaluated the fair value of its East Coast Sales segment and determined that none of the goodwill recorded was impaired. The fair value was determined using a reasonable estimate of future cash flows of the segment and a risk adjusted discount rate to compute a net present value of future cash flows.

Note 7: Identified Intangible Assets

     On December 1, 2002, the Company acquired the customer lists from a Malaysian Company for $300,000, to be amortized over a period of 5 years. The Company’s identified intangible assets are subject to amortization. Amortization of identified intangible assets amounted to $10,000 in fiscal 2003 and $0 for fiscal 2002.

SETO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Based on the carrying value of identified intangible assets recorded at January 31, 2003, and assuming no subsequent impairment of the underlying assets, the annual amortization expense, excluding acquisition-related costs, is expected to be as follows:

	2004	2005	2006	2007	2008

Customer lists	$60,000	$60,000	$60,000	$60,000	$50,000

Note 8: Earnings Per Share

     The number of shares used in the computation of the Company’s basic and diluted earnings per common share is as follows:

	2003	2002

Weighted average common shares outstanding	14,484,700	14,557,463
Effect of using diluted securities:
Weighted average common equivalent shares from stock options	0	0

Diluted number of common shares outstanding	14,484,700	14,557,463

     Weighted average common shares outstanding, assuming dilution, includes the incremental shares that would be issued upon the exercise of stock options. For 2003 (and 2002) approximately 6 million of the Company’s stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive. These options could be dilutive in the future.

Note 9: Common Stock Repurchase Program

     The Company has an ongoing authorization from the board of Directors to repurchase up to 1 million shares of SETO’s common stock in open market or negotiated transactions in compliance with Rule 10b-18 of the Securities Exchange Act, subject to market conditions, applicable legal requirements and other factors. This program does not obligate the Company to acquire any particular amount of its common stock, and the program may be suspended at any time at the Company’s discretion. During 2003 the company repurchased 249,300 shares of common stock at a cost of $50,241. As of January 31, 2003, 750,700 shares remained available under the repurchase authorization.

Note 10: Borrowings

Short-Term Debt

     Short-term debt at January 31, 2003 was as follows:

Current portion of long-term debt	$41,827
Line of credit	545,025

Total	$586,852

     Short-term debt at January 31, 2003 consisted of an outstanding line of credit with a U.S. financial institution in the amount of $1,700,000. The line of credit expires on October 31, 2003 and carries interest at an annual rate of 2.90% plus the 30 day dealer commercial paper rate. As of January 31, 2003, the Company had utilized $545,025 of the line of credit. The loan is secured by the personal guarantee of the Company’s president and the Company’s assets.

SETO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-Term Debt

     Long-term debt at January 31, 2003 was as follows:

Payable in U.S. dollars:
Equipment loan, due fiscal 2005 at 15%	$23,130
Equipment loan, due fiscal 2005 at 10%	22,717
Payable in other currencies:
Malaysian Ringgit, Equipment loan, due fiscal 2004 at 14.16%	2,542
Malaysian Ringgit, Equipment loan, due fiscal 2005 at 12.50%	13,535

61,924
Less current portion of long-term debt	(41,827)

Total	$20,097

     The aggregate debt maturities were as follows:

January 31, 2004	$41,827
January 31, 2005	20,097

$61,924

     The Malaysian borrowings were made in connection with the financing of manufacturing equipment for the Company’s Malaysian subsidiary.

Note 11: Concentrations of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Federal Deposit Insurance Corporation (FDIC) insures the cash balances up to $100,000. At January 31, 2003 the Company had uninsured cash balances of $363,367.

     A majority of the Company’s trade receivables are derived from sales to original equipment manufacturers of security detection and protection devices. The Company’s three largest customers accounted for approximately 70% of net revenue for fiscal 2003 and increased from 58% for fiscal 2002. At January 31, 2003, the three largest customers accounted for approximately 82% of net accounts receivable (40% of net accounts receivable at January 31, 2002).

     The Company attempts to keep pace with the changing security and cutting blade industries, and has adopted credit policies and standards intended to accommodate industry growth and inherent risk. Management believes that credit risks are moderated by the diversity of the Company’s customers and geographic sales areas. SETO performs ongoing credit evaluations of its customers.

Note 12: Interest and Other, Net

	2003	2002

Interest income	$33,005	$9,875
Gain (loss) on sale of assets	1,068	(1,337)
Interest expense	(101,217)	(84,678)
Foreign currency exchange loss	(1,534)	(1,161)

Total	($68,678)	($77,301)

SETO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13: Comprehensive Income

     The components of other comprehensive income were $0 for fiscal 2003 and $54 for fiscal 2002. The $54 charged to comprehensive income in 2002 was a result of the discontinuance of Fuji Fabrication Sdn Bhd. The remaining amount of ($150,522) on the Company’s balance sheet under “accumulated other comprehensive income” is all related to the acquisition of the Company’s foreign subsidiary, DTI Technology, Sdn Bhd.

     The components of accumulated other comprehensive income at January 31, 2003 consisted of $150,522 in foreign currency translation adjustments relating to the acquisition of the Company’s foreign subsidiary DTI Technology Sdn Bhd.

Note 14: Provision for Taxes

     Income before income taxes and the provision for income taxes consisted of the following:

		2002
	2003	Restated

Domestic	$1,464,125	$399,658
Foreign	56,508	(4,438)

Income from continuing operations before income taxes	$1,520,633	$395,220

		2002
	2003	Restated

Current:
Federal	$8,567	$0
State	4,074	3,405
Foreign	21,966

Total current	34,607	3,405

Deferred:
Federal	10,074	(94,874)
Foreign	0	6,400

Total deferred	10,074	(88,474)

Total provision	$44,681	($85,069)

SETO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The provision for taxes reconciles to the amount computed by applying the statutory federal rate of 35% to income before taxes as follows:

		2002
	2003	Restated

Computed expected tax	$532,222	$138,327
State tax, net of federal benefit	137,042	37,408
Non U.S. income taxed at different rates	(19,778)	0
Operating loss carryforward	(594,731)	(165,930)
Reduction in valuation allowance	(10,074)	(94,874)

Other, net
Provision (benefit) for income tax	$44,681	($85,069)

Effective income (benefit) tax rate	29%	55%

     The Company reduced its tax provision for fiscal 2003 and 2002 by approximately $503,877 and $139,880, respectively, due to the tax benefit related to the Company’s net operating loss carryforward of $1,831,025 and $2,224,236 for fiscal 2002.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred assets and liabilities at fiscal year-ends were as follows:

		2002
	2003	Restated

Deferred tax assets:
Loss carryforwards	$622,549	$848,000
Allowance for doubtful accounts	6,800	4,300

Total deferred tax assets	629,349	852,300

Deferred tax liabilities:
Difference between book and tax depreciation	3,315	300

Total deferred tax liabilities	3,315	300

Net deferred tax assets before valuation allowance	626,034	852,000
Valuation allowance	206,108	422,000

Net deferred tax asset	$419,926	$430,000

     The Company does not provide for U.S. income taxes or foreign withholding taxes on the undistributed earnings of its foreign subsidiaries, as such cumulative earnings are intended to be permanently reinvested in those operations. It is not practicable to estimate the amount of unrecognized deferred tax liabilities for these undistributed foreign earnings.

SETO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15: Common Stock Options

     On March 25, 1997, the Company effectuated a Non-statutory Stock Option Plan for the purpose of advancing the interests of the Company and its stockholders by helping the Company obtain and retain the services of key management employees, officers, directors and consultants. The Non-statutory Stock Option Committee of the Board of Directors of the Company administers the Plan. The Committee has full authority and discretion to determine the eligible participants to be granted the options, the date of issuance, exercise price and expiration date. The total number of shares set aside for the Plan is 6,500,000. Under the Plan, the option exercise price is equal to the fair market value of the Company’s common stock at the date of the grant. Options currently expire no later than 10 years from the grant date. Proceeds received by the Company from exercises of stock options are credited to common stock and additional paid-in capital. No options were issued during fiscal 2003.

     Additional information with respect to stock option activity other than the Company’s Non-statutory Stock Option Plan is as follows:

		Weighted Average
	Number of Shares	Exercise Price

Outstanding at January 31, 2002	6,025,000	$0.21
Granted	0	0.00
Cancelled	(25,000)	1.50

Outstanding at January 31, 2003	6,000,000	$0.25

Options exercisable at January 31, 2002	2,500,000	$0.11

Options exercisable at January 31, 2003	4,500,000	$0.17

Stock Options Outstanding

		Weighted Average
		Remaining
	Number of Shares	Contractual Life in	Weighted Average
Ranges of Exercise Prices	Outstanding	Years	Exercise Price

$0.10 - $0.25	4,500,000	3.25	$0.17
$0.26 - $0.50	1,500,000	3.25	$0.50

	6,000,000	3.25	$0.25

Stock Options Exercisable

		Weighted Average
		Remaining
	Number of Shares	Contractual Life in	Weighted Average
Ranges of Exercise Prices	Outstanding	Years	Exercise Price

$0.10 - $0.25	4,500,000	3.25	$0.17
$0.26 - $0.50	0	0.00	$0.00

	4,500,000	3.25	$0.17

SETO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16: Stock Based Compensation to Non-Employees

     In Fiscal 2002, the Company recognized compensation to non-employees for stock issued as compensation at the discounted fair market value of the stock as of the date of issue. Discounted fair market value is determined by the average closing price of the stock each day for the prior twelve month period following the date of issue. At January 31, 2002 the Company issued a total of 512,400 shares of common stock to consultants and recognized consulting expense of $38,430 (see Note 22). In addition, the Company cancelled 90,000 shares of its common stock previously issued to a consultant.

Note 17: Commitments

     The Company is obligated under a lease agreement with an entity owned by an officer of the Company which expires on April 30, 2013. Annual rent expense is as follows: $60,000 for each of the first five years, $66,000 for each of the second five years and $72,000 for each of the final five years. The Company is also obligated for insurance and any increases in real estate taxes over the base year as stipulated by the lease. The lease requires the following future minimum payments:

January 31, 2004	$64,500
January 31, 2005	66,000
January 31, 2006	66,000
January 31, 2007	66,000
January 31, 2008	66,000
Thereafter	376,500

$705,000

     Rent expense charged to operations was $84,988 and $81,420 in fiscal 2003 and 2002, respectively.

     In addition, the Company leases several vehicles under operating lease terms expiring through fiscal 2004. Total lease expense was $24,716 and $49,283 for the years ended January 31, 2003 and 2002, respectively.

Note 18: Employment Agreements

     On May 1, 1996, the Company entered into employment agreements with its President and Vice President. The Term of the agreements has been extended to April 30, 2006. Compensation is set at a base of $125,000 and $110,000 for the President and Vice President, respectively, with each getting a bonus of 5% of the increase in SETO Holdings, Inc./East Coast Sales Company’s consolidated net income over the net income from the previous years. Each employee also received 1,000,000 stock options at $0.25, 1,000,000 stock options at $0.10 and 500,000 stock options at $0.50. The Vice President also received 50,000 stock options at $0.50 in February 2000. On December 6, 2001 the President received 250,000 stock options and the Vice President received 150,000 stock options with both having an exercise price of $.15 per share in exchange for 400,000 shares of common stock they both received in April 2001. These shares were duly cancelled by the Company on December 6, 2001. These options were not part of the 1997 Non-statutory Stock Option Plan effectuated March 25, 1997. As of January 31, 2003, none of these options had been exercised.

     On July 15, 1998, the Company entered into an employment agreement with the acting secretary of the Company. The term of the agreement has been extended to April 30, 2006. Compensation is set at a base of $60,000 with a bonus of 2% of any increase in SETO Holdings, Inc./East Coast Sales Company’s consolidated net income over the net income from the previous years. The employee also received 500,000 stock options exercisable at $0.50 per share. On December 6, 2001 the employee received 100,000 options exercisable at $.15 per share in exchange for the 100,000 shares of common received in April 2001. These shares were duly cancelled by the Company on December 6, 2001. These options were not part of the 1997 Non-statutory Stock Option Plan effectuated March 25, 1997. As of January 31, 2003, none of these options had been exercised.

SETO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     As of January 31, 2003 and 2002, the Company has accrued officer’s bonuses of $134,054 and $53,688, respectively.

Note 19: Discontinued Operations

     On February 1, 2001, the Company adopted a formal plan to sell Fuji Fabrication, SDN, BHD. On October 1, 2001, the assets of Fuji Fabrication, which consisted primarily of inventory and equipment, were sold for $290,547 with the Company assuming a note for the full amount of the selling price. On October 1, 2002 the Company recast the note for $396,693, which included the sales of additional inventory and previously accrued interest. Interest on the note is stated at 10% (annually) and is payable in 12 monthly installments. The note is payable in full on September 30, 2003.

     Net sales of Fuji Fabrication for the years ended January 31, 2003 and 2002 were $0 and $180,102, respectively. These amounts are not included in net sales in the accompanying consolidated statements of income, but rather are presented as net amounts in the consolidated statements of income, with prior periods restated to conform to the current presentation. The condensed results of the discontinued operations were as follows:

	2003	2002

Net sales	$0	$180,102
Cost of sales		197,389

Gross loss		(17,287)

Selling, general and administrative expenses	7,691	124,363
Interest and other, net	(129,708)	(74,257)

	(122,017)	50,106

Income (loss) before income taxes	122,017	(67,393)
Income taxes	14	474

Net income (loss)	$122,003	($67,867)

     Due to increased competition from China and a decrease in profitability, on October 31, 2002 the Company adopted a formal plan to discontinue Hong Kong Batteries Industries, Ltd.

     The discontinuance of Hong Kong Batteries Industries, Ltd resulted in the Company writing off $688,183 in goodwill and incurring an additional $225,759 in disposal costs which consisted mainly of write offs of cash advances to Hong Kong Batteries and travel expenses.

     Net sales of Hong Kong Batteries Industries, Ltd for the years ended January 31, 2003 and 2002 were $445,641 and $2,039,543, respectively. These amounts are not included in net sales in the accompanying consolidated statements of income.

		2002
	2003	Restated

Net sales	$445,641	$2,039,543
Cost of sales	368,534	1,600,943

Gross margin	77,107	438,600

Selling, general and administrative expenses	347,635	360,477
Interest and other, net	(14,891)	(10,537)

	332,744	349,940

Income (loss) before income taxes	(255,637)	88,660
Income tax (benefit)	(9,313)	(9,313)

Net income (loss)	($246,324)	$79,347

SETO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In conjunction with the discontinuance of operations, at January 31, 2003, the Company has recorded a provision of $34,000 for estimated disposition costs.

Note 20: Principal Products and Segmentation of Sales

     The Company has adopted FASB Statement No. 131, “Disclosures about Segments of a Business Enterprise and Related Information.” The Company is managed in three principal operating segments, which are (1) custom cut and fabricated ceramic parts for the aircraft, aerospace, defense, detection/protection industries, (2) the manufacturing of disposable precision diamond cutting tools for the semiconductor and electronics industries, and (3) contract manufacturing of personal safety devices. These operating segments were determined based on the nature of the products and services offered. Operating segments are defined as components of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision-maker (CEO) to decide how to allocate resources and to assess performance.

     Operating segments do not record inter-segment revenue, and, accordingly, there is none to be recorded. The accounting policies for segment reporting are the same as for the Company as a whole. Financial information relating to the principal industry segments and classes of products are as follows:

		2002
	2003	Restated

Sales to customers:
Industry A — Ceramics	$5,843,564	$2,338,673
Industry B — Diamond tools	817,066	794,010
Industry D — Contract manufacturing	703,808	469,789

Total sales	$7,364,438	$3,602,472

Operating profit or loss:
Industry A — Ceramics	$1,890,414	$629,852
Industry B — Diamond tools	(311,437)	(225,162)
Industry D — Contract manufacturing	10,334	67,831

Total operating profit	$1,589,311	$472,521

     Information as to the Company’s sales in different geographical areas is as follows:

		2002
	2003	Restated

Sales to customers:
United States	$2,831,380	$1,990,988
Far East	193,612	138,120
Canada	4,339,446	1,473,364

Total revenue	$7,364,438	$3,602,472

     Net property, plant and equipment by country were as follows:

		2002
	2003	Restated

United States	$211,803	$236,167
Malaysia	375,456	366,695

Total property, plant and equipment, net	$587,259	$602,862

     In fiscal 2003, one customer accounted for 56% of the Company’s revenue and three customers accounted for 70% of the Company’s revenue. In fiscal 2002, three customers accounted for 58% of the Company’s revenue.

SETO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21: Supplemental Cash Flow Information

		2002
	2003	Restated

Interest paid during the year	$99,263	$83,972

Income taxes paid during the year	$4,908	$777

Supplemental schedule of non-cash investing and financing activities:
Equipment acquired under a note obligation		$32,000

Increase in note receivable		$290,547

Note 22: Restatement of Prior Year Results

     In fiscal 2001, the Company issued 180,000 shares of its common stock as compensation to a consulting firm for a consulting contract with a 15 month term. The Company originally valued the consulting agreement at $255,600 and was amortizing it over its term. In the fourth quarter of fiscal 2001, due to changing market conditions and the lack of performance by the consulting company, management revalued the consulting contract down to $50,400. The staff of the Securities and Exchange Commission (“SEC”) has advised the Company that in regard to Stock Based Compensation to Non-Employees, “the fair value of publicly traded shares is generally more readily determinable than the fair value of services rendered” and that under FAS No. 123 (Accounting for Stock Based Compensation) revaluation is not permitted. Following a series of discussions with the SEC Staff, the Company agreed to restate its consolidated financial statements for all years presented using FAS No. 123. Accordingly, the accompanying consolidated financial statements have been restated from those originally reported to reflect the resolution of these discussions between the Company and the SEC Staff regarding the valuation of stock based compensation to non-employees. This correction resulted in the Company recognizing in Fiscal 2002, $8,823 in additional Selling, General and Administrative expenses which decreased net income for fiscal 2002 from $521,688 to $512,865. The correct implementation of FAS No. 123 had no impact on the Company’s liquidity or cash flows for fiscal 2002.

     In fiscal 2003, due to China’s acceptance into the World Trade Organization (WTO), the Company disposed of its Hong Kong Batteries Industries Ltd. operating segment. With China being accepted into the WTO, Hong Kong Batteries Industries’ customers were now able to purchase comparable products manufactured in mainland China for considerably less prices than Hong Kong Batteries was charging. Accordingly, the accompanying consolidated financial statements for fiscal 2002 have been restated from those originally reported to reflect the discontinuance of Hong Kong Batteries Industries Ltd. As a result, income from continuing operations for fiscal 2002 decreased 79,347 and income from discontinued operations increased $79,347. Earnings per share were not affected.

     In fiscal 2002, the Company reported weighted average common shares outstanding, assuming dilution of 13,788,985 shares which was incorrect. The correct amount should have been 14,557,463, because the weighted average common shares outstanding, assuming dilution, should not include the incremental shares that would be issued upon the exercise of stock options because there effect was antidilutive and should have been excluded from the calculation.

SETO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following illustrates the effect of the above mentioned restatements:

	2002

	As Originally
	Reported	As Restated

Net revenues	$5,642,015	$3,602,472
Cost of sales	3,060,509	1,459,566

Gross margin	2,581,506	2,142,906

Selling, general and administrative expenses	1,990,140	1,675,851
Amortization of goodwill	40,722	3,357

Total operating expenses	2,030,862	1,679,208

Operating income	550,644	463,698
Interest and other, net	(66,764)	(77,301)

Income before income taxes (benefit)	483,880	386,397
Income taxes (benefit)	(75,756)	(85,069)

Income from continuing operations	559,636	471,466
Discontinued operations:
Income (loss) from operations of subsidiaries	(67,867)	11,480
Gain (loss) on disposal of subsidiaries	29,919	29,919

	(37,948)	41,399

Net income (loss)	$521,688	$512,865

Earning per share information:
Income from continuing operations	$0.04	$0.04
Basic	$0.04	$0.04

Diluted	$0.04	$0.04

Discontinued operations:
Basic	($0.00)	$0.00

Diluted	($0.00)	$0.00

Weighted average common shares outstanding	14,557,463	14,557,463

Weighted average common shares outstanding, assuming dilution	13,788,985	14,557,463

SETO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Restatement of fiscal 2002 statement of cash flows is as follows:

	2002

	As Originally
	Reported	As Restated

OPERATING ACTIVITIES
Income from continuing operations	$550,813	$471,466
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	132,528	89,081
Amortization of goodwill	40,722	3,357
Loss on sale of equipment	1,337	1,337
Provision for deferred income taxes	(94,874)	(94,874)
Compensatory stock issued	38,430	38,430
Compensatory stock surrendered	(25,200)	(25,200)
Changes in assets and liabilities:
Accounts receivable	(248,604)	(405,616)
Inventories	(60,503)	(60,503)
Prepaid expenses and other current assets	45,877	45,877
Other assets	(44,290)	(44,290)
Accounts payable, and accrued expenses	(157,168)	73,870
Deferred lease liability	6,000	6,000

NET CASH PROVIDED BY CONTINUING OPERATIONS	185,068	98,935
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	26,684	195,561

NET CASH PROVIDED BY OPERATING ACTIVITIES	211,752	294,496

INVESTING ACTIVITIES
Proceeds from sale of equipment	1,237	1,237
Purchase of property and equipment	(201,558)	(140,981)

NET CASH USED IN INVESTING ACTIVITIES	(200,321)	(139,744)

FINANCING ACTIVITIES
Increase (decrease) in short-term debt, net	251,649	251,649
Repayments of and retirement of long-term debt	(316,237)	(316,237)
Repurchase and retirement of common stock	(3,000)	(3,000)

NET CASH USED IN FINANCING ACTIVITIES	(67,588)	(67,588)

NET INCREASE (DECREASE) IN CASH	(56,157)	87,164
CASH, BEGINNING OF YEAR	599,229	111,236

CASH, END OF YEAR	$543,072	$198,400

     “Cash, beginning of year” decreased by Hong Kong Batteries Industries’ cash balance of $487,993 at January 31, 2001. The net change in cash from the Company’s discontinued operations is reflected in “Net Cash Provided by Operating Activities”.

SETO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In addition, the following equity accounts have been restated:

	2002		2001

	As Originally		As Originally
	Reported	As Restated	Reported	As Restated

Additional paid in capital	$4,515,786	$4,720,986	$4,502,178	$4,708,178

Retained earnings (deficit)	($1,530,401)	($1,735,601)	($2,052,089)	($2,248,466)

Total stockholders’ equity	$2,837,620	$2,837,620	$2,305,648	$2,314,471

     Fiscal 2001’s change in additional paid in capital and retained earnings (deficit) was a result of the Company applying FAS No. 123 and recognizing an additional $196,377 in consulting fees.

     Fiscal 2002’s change in additional paid in capital and retained earnings was a combination of fiscal 2001’s adjustment plus the Company recognized an additional $8,823 in consulting fees that were considered prepaid as of January 31, 2001.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth certain information concerning the current directors and executive officers of the Company, who will serve for one year or until their respective successors are elected and have qualified:

Name	Age	Position

Eugene Pian	63	President, Chief Executive Officer and Director
Craig Pian	41	Executive Vice President, Treasurer and Director
Francine Pian	43	Secretary and Director

     Craig and Francine Pian are the children of Eugene Pian.

     Eugene J. Pian – Mr. Pian has been President of the Company since April 1987. He was president of East Coast Sales Company from its inception in 1975 until its acquisition by the Company in January 1990. From 1969 to 1975, Mr. Pian was a division manager for Consolidated Refining Company, where he was responsible for organizing a division that manufactured materials necessary to plate and stamp semiconductor materials and supervising all the sales and manufacturing. From 1960 to 1969, he was vice president of Semi Alloys, Inc. where he was responsible for the manufacture and sales of fabricated metal products to the semiconductor industry.

     Craig Pian – Craig Pian has been Executive Vice President and Treasurer of the Company since February 1, 1995. He has been employed by the Company Since April 1987. Craig Pian has been involved with all aspects of the Company’s diamond cutting tool and ceramic operations as well as the Company’s United States manufacturing, sales and administrative operations. Craig Pian graduated from Manhattan College with a Bachelor of Science Degree in Business.

     Francine Pian – Ms. Pian has been a director of the Company since March 1996. She has been employed by the Company since 1987, serving as the Company’s secretary since March 1996. Ms. Pian graduated from the Laboratory Institute of Merchandising in New York City with a degree in marketing.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Based solely on a review of copies for Forms 3, 4, and 5 received, and on written representations from its officers and directors that is updating Section 16(a) forms were required to be filed by them, we believe that no officer or director filed a late report or failed to file a required report under Section 16(a) of the Exchange Act during or in respect at the year ended January 31, 2003.

ITEM 10. EXECUTIVE COMPENSATION

     On May 1, 1996, the Company entered into employment agreements with its President and Vice President. The term of the agreements has been extended to April 30, 2006. Compensation is set at a base of $125,000 and $110,000 for the President and Vice President, respectively, with each getting a bonus of 5% of the increase in SETO Holdings, Inc. /East Coast Sales Company’s consolidated net income over the net income from the previous years. Each employee also received 1,000,000 stock options at $0.25, 1,000,000 stock options at $0.10 and 500,000 stock options at $0.50. The Vice President also received 50,000 stock options at $0.50 in February 2000. On December 6, 2001 the President received 250,000 stock options and the Vice President received 150,000 stock options with both having an exercise price of $.15 per share in exchange for 400,000 shares of common stock they both received in April 2001. These shares were duly cancelled by the Company on December 6, 2001. These options were not part of the 1997 Non-statutory Stock Option Plan effectuated March 25, 1997. As of January 31, 2003, none of these options had been exercised.

     On July 15, 1998, the Company entered into an employment agreement with the acting secretary of the Company. The term of the agreement has been extended to April 30, 2006. Compensation is set at a base of $60,000 with a bonus of 2% of any increase in SETO Holdings, Inc. /East Coast Sales Company’s consolidated net income over the net income from the previous years. The employee also received 500,000 stock options exercisable at $0.50 per share. On December 6, 2001 the employee received 100,000 options exercisable at $.15 per share in exchange for the 100,000 shares of common received in April 2001. These shares were duly cancelled by the Company on December 6, 2001. These options were not part of the 1997 Non-statutory Stock Option Plan effectuated March 25, 1997. As of January 31, 2003, none of these options had been exercised.

Director Compensation

     Directors do not receive compensation for their services as directors, but may be reimbursed for expenses incurred for attendance at meetings of the Board of Directors.

Summary Compensation

     The following summary compensation table reflects information for our Chief Executive Officer and our executive officers who had total annual salary and bonus for any of the last three fiscal years exceeding $100,000.

					Long-Term
		Annual Compensation			Compensation

					Securities
				Other	Underlying
				Annual	Options/
Name and Principal Position	Year	Salary	Bonus	Comp(1)	SARs(#)

Eugene Pian, Chief Executive Officer	2002	142,308	55,856	—	—
	2001	125,000	27,370	—	250,000
	2000	110,000	—	—	—

Craig Pian, Executive Vice	2002	159,808	55,856	—	—
President and Treasurer	2001	115,000	26,370	—	150,000
	2000	113,423	—	—	—

(1)	Excludes perquisites and other benefits, unless the aggregate amount of such compensation is at least the lesser of either $50,000 of 10% of the total annual salary and bonus reported for the named executive officer.

Options/SAR Grants in the Last Fiscal Year

     None issued

Aggregated Option/SAR Exercises in Fiscal Year 2003 and Option/SAR Values at January 31, 2003

			Number of Securities		Value of Unexercised
	Shares		Underlying Unexercised		in-the-Money
	Acquired		Options/SARs Fiscal		Options/SARs at Fiscal
	on	Value	Year-End(#)		Year-end($)
	Exercise	Realized
Name	(#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Eugene Pian	—	—	250,000	0	50,000	—
	—	—	1,000,000	0	100,000	—
	—	—	1,000,000	0	250,000	—
	—	—	500,000	0	—	—
Craig Pian	—	—	150,000	0	30,000	—
	—	—	1,000,000	0	100,000	—
	—	—	1,000,000	0	250,000	—
	—	—	500,000	0	—	—

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information as to the number of shares of our common stock deemed to be owned beneficially by each person known by the Registrant to be the beneficial owner of more than 5% of our outstanding common stock, each of its executive officers and directors, and all of its executive officers and directors as a group at April 28, 2003. Except as indicated in the footnotes to this table, we believe that the named persons have sole voting power with respect to the shares indicated:

Name and Address of Beneficial Owner	Position with Company	Number of Shares	Percentage of Class

Eugene Pian	President & Director	4,589,567	31.69%
c/o Semicon Tools, Inc.
554 North State Road
Briarcliff Manor, NY 10510

Craig Pian	Executive Vice President,	2,850,333	19.68%
c/o Semicon Tools, Inc.	Treasurer & Director
554 North State Road
Briarcliff Manor, NY 10510

Francine Pian	Secretary & Director	1,103,560	7.62%
c/o Semicon Tools, Inc.
554 North State Road
Briarcliff Manor, NY 10510

All Directors and Executive Officer
as a group (3 persons)		8,543,460	58.98%

(1)	Includes currently exercisable options to purchase 2,750,000 shares of common stock, 225,000 shares of common stock held under voting trusts which terminate when the shareholder sell his stock, and 25,000 shares owned by his spouse as to which he disclaims beneficial ownership.

(2)	Includes currently exercisable options to purchase 2,650,000 shares of common stock.

(3)	Includes currently exercisable options to purchase 600,000 shares of common stock

(4)	Includes currently exercisable options to purchase 6,000,000 shares of common stock.

ITEM 12. CERTAIN REALTIONSHIPS AND RELATED TRANSACTIONS

     None

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Index of Exhibits

3(a)	Articles of Incorporation(1)
3(b)	By-Laws(1)
3(c)	Amendment to Articles of Incorporation(2)
10(a)	Agreement of merger with Semicon Tools, Inc., a New York Corporation(2)
10(b)	Articles of Merger(2)
10(c)	Certificate of Merger(2)
10(d)	Patent License(1)
10(e)	Patent No. 4,219.004(1)
10(f)	License Agreement with Bookuk Industry Company, Ltd.(1)
10(g)	Thermode/Synthrode Supplier Agreement(1)
10(h)	East Coast Sales Acquisition Agreement(3)
10(i)	$300,000 Promissory Note(3)
10(j)	Amendment to East Coast Sales Acquisition Agreement(4)
10(k)	Hong Kong Batteries Industries, Ltd. Acquisition Agreement(5)
10(l)	Fimas Sdn. Bhd. Acquisition Agreement(6)
10(m)	Fimas Sdn. Bhd. Disposition Agreement(8)
16	The required letter from former accountants(7)
21	List of Subsidiaries
99.1	Certifications of chief executive officer and chief financial officer to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002

1.	Incorporated by Reference from Registrant’s Registration Statement on Form S-18 declared effective June 8, 1988.

2.	Incorporated by Reference from Registrant’s Form 8-K Report dated May, 19, 1987.

3.	Incorporated by Reference from Registrant’s Form 8-K Report dated February 19, 1990.

4.	Incorporated by Reference from Registrant’s Form 10-K Report for the year ended January 31, 1991.

5.	Incorporated by Reference from Registrant’s Form 8-K Report dated December 9, 1999.

6.	Incorporated by Reference from Registrant’s Form 8-K Report dated December 10, 1999.

7.	Incorporated by Reference from Registrant’s Form 8-K Report dated January 29, 1993.

8.	Incorporated by Reference from Registrant’s Form 8-K Report dated January 31, 2001.

(b)	Reports on Form 8-K

On November 21, 2002, we filed a report on Form 8-K containing a press release announcing that our wholly-owned subsidiary Hong Kong Batteries Industries, Ltd. had ceased all operations.

ITEM 14. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures: Our principal executive and financial officers reviewed and evaluated our disclosure controls and procedures (as defined in Exchange Act Rule 13a-14) as of a date within 90 days before the filing of this Form 10-KSB. Based on that evaluation, our principal executive and financial officers concluded that our disclosure controls and procedures are effective in timely providing them with material information relating to the Company, as required to be disclosed in the reports we file under the Exchange Act.

(b)	Changes in Internal Controls: There were no significant changes in our internal controls or other factors that could significantly affect those controls subsequent to the date of our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SETO HOLDINGS, INC. (Registrant)

By: /s/ Eugene J. Pian Eugene J. Pian, President Date: April 30, 2003

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Eugene J. Pian Eugene J. Pian Director Date: April 30, 2003

By: /s/ Craig A. Pian Craig A. Pian Director Date: April 30, 2003

By: /s/ Francine Pian Francine Pian Director Date: April 30, 2003

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act Bu Non-reporting Issuers

1.	No annual report to security holders covering registrant’s last fiscal year was sent to security holders; and

2.	No proxy statement, form of proxy or other proxy soliciting material has been sent to more than ten of the registrant’s security holders with respect to any annual or other meeting of security holders.

CERTIFICATIONS

I, Eugene J. Pian, certify that:

1.	I have reviewed this annual report on for 10-KSB of SETO Holdings, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respects to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or person performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors and material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.	The Registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003

____________________ Eugene J. Pian

I, Craig Pian, certify that:

7.	I have reviewed this annual report on for 10-KSB of SETO Holdings, Inc.;

8.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respects to the period covered by this annual report;

9.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

10.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

11.	The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or person performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors and material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

12.	The Registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003

______________________
Craig Pian

I, Francine Pian, certify that:

13.	I have reviewed this annual report on for 10-KSB of SETO Holdings, Inc.;

14.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respects to the period covered by this annual report;

15.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

16.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

17.	The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or person performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors and material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

18.	The Registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003

____________________
Francine Pian