Form 10KSB/A
period 2003-01-31
SETO HOLDINGS INC
filed 2003-05-05
CIK 794998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

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

FORM 10-KSB/A

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

     This Amendment No. 1 to SETO Holdings, Inc.’s Annual Report on Form 10-KSB for the year ended January 31, 2003 includes our Independent Auditor’s Report. The report from our independent auditors was unintentionally omitted from our May 1, 2003 filing of Form 10-KSB. We have made no other amendments or changes to our original form 10-KSB other than adding the report from our independent auditors.

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

INDEX

Item 7. Financial Statements

INDEPENDENT AUDITORS’ REPORT

Board of Directors
SETO Holdings, Inc. and Subsidiaries
Briarcliff Manor, New York

     We have audited the consolidated balance sheet of SETO Holdings, Inc. and Subsidiaries as of January 31, 2003 and the related consolidated statements of income, cash flows and stockholders’ equity for the years ended January 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan an perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

     In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SETO Holdings, Inc. and Subsidiaries as of January 31, 2003 and the results of their operations, cash flows and changes in stockholders’ equity for the years ended January 31, 2003 and 2002, in accordance with accounting principles generally accepted in the United States of America.

     As discussed in Note 2 to the consolidated financial statements, effective February 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

     As described in Note 22 to the financial statements, the Company restated its financial statements as of and for the year ended January 31, 2002 to reflect changes in the financial statements from its foreign subsidiaries, and to correct an error in the previously issued financial statements.

/s/ Zeller Weiss & Kahn, LLP

April 28, 2003
Mountainside, New Jersey

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