Form 10QSB
period 2003-04-30
SETO HOLDINGS INC
filed 2003-06-13
CIK 794998

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One) ☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended April 30, 2003

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission file number 0-28698

SETO HOLDINGS, INC,

(Exact name of small business issuer as specified in its charter)

Nevada	77-0082545

(State or other jurisdiction of incorporation or organization)	(I.R.S.) Employer Identification Number

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

Yes      X        No

Class	Outstanding at April 30, 2003

Common stock $.001 par Value	14,464,700

CONSOLIDATED CONDENSED STATEMENT OF INCOME
CONSOLIDATED CONDENSED BALANCE SHEET — APRIL 30, 2003
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. CONTROLS AND PROCEDURES
ITEM 4. SIGNATURES AND CERTIFICATIONS OF THE CHIEF EXECUTIVE OFFICER AND THE CHIEF FINANCIAL OFFICER OF THE COMPANY
SIGNATURES
CERTIFICATION

SETO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF INCOME
THREE MONTHS ENDED APRIL 30, 2003 AND 2002
(UNAUDITED)

		2002
	2003	Restated

Net revenues	$1,021,185	$1,453,565

Cost of sales	413,696	594,296

Gross margin	607,489	859,269

Selling, general and administrative expenses	502,855	486,285

Amortization of goodwill	0	0

Amortization and impairment of acquisition-related intangibles	15,000	0

Operating expenses	517,855	486,285

Operating income	89,634	372,984

Interest and other, net	36,630	(64,143)

Income before income taxes (benefit)	126,264	308,841

Income taxes (benefit)	22,561	(67,081)

Income from continuing operations	103,703	375,922

Discontinued operations:

Income (loss) from operations of subsidiaries	(1,339)	5,236

Loss on disposal of subsidiaries	0	(6,606)

	(1,339)	(1,370)

Net income	$102,364	$374,552

Earning per share information:

Income from continuing operations

Basic	$0.01	$0.03

Diluted	$0.01	$0.03

Discontinued operations:

Basic	($0.00)	($0.00)

Diluted	($0.00)	($0.00)

Weighted average common shares outstanding	14,521,147	14,659,000

Weighted average common shares outstanding, assuming dilution	14,655,762	14,659,000

ITEM 1. FINANCIAL STATEMENTS

SETO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEET — APRIL 30, 2003
(UNAUDITED)

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$300,925

Accounts receivable	577,113

Note receivable	396,693

Inventory	867,743

Prepaid expenses and other current assets	50,201

Deferred product development costs	231,867

Deferred tax asset, current portion	229,261

Net assets of discontinued operations, less liabilities	36,100

TOTAL CURRENT ASSETS	2,689,903

PROPERTY, PLANT AND EQUIPMENT, NET OF DEPRECIATION	622,986

OTHER ASSETS

Goodwill	85,453

Other intangible asset	275,000

Security deposits and other assets	11,039

Deferred tax asset, net of current portion	170,309

TOTAL OTHER ASSETS	541,801

TOTAL ASSETS	$3,854,690

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Current portion of long-term debt	$41,897

Note payable, line of credit	66,389

Accounts payable and accrued expenses	385,572

TOTAL CURRENT LIABILITIES	493,858

OTHER LIABILITIES

Deferred lease liability	30,000

Long-term debt, net of current portion	8,815

TOTAL OTHER LIABILITIES	38,815

STOCKHOLDERS’ EQUITY

Common stock par value $.001; 100,000,000 shares authorized; 14,534,100 shares issued	14,534

Additional paid in capital	4,669,507

Accumulated other comprehensive income	(150,522)

Retained earnings (deficit)	(1,195,548)

3,337,971

Less common shares held in treasury, 69,400 shares at cost	(15,954)

TOTAL STOCKHOLDERS’ EQUITY	3,322,017

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,854,690

SETO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
THREE MONTHS ENDED APRIL 30, 2003 AND 2002
(UNAUDITED)

		2002
	2003	Restated

OPERATING ACTIVITIES

Income from continuing operations	$103,703	$375,922

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	26,131	25,903

Amortization and impairment of intangibles and other acquisition-related costs	15,000

Gain on sale of equipment	(31,749)

Provision for deferred income taxes	20,356	(70,000)

Changes in assets and liabilities:

Accounts receivable	308,862	42,872

Inventories	32,669	(37,211)

Prepaid expenses and other current assets	(19,777)	48,271

Deferred product development costs	(52,989)

Other assets	(5,039)	(19,660)

Accounts payable, and accrued expenses	(85,588)	3,273

Deferred lease liability	1,500	1,500

NET CASH PROVIDED BY CONTINUING OPERATIONS	313,079	370,870

NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS	4,805	(69,697)

NET CASH PROVIDED BY OPERATING ACTIVITIES	317,884	301,173

INVESTING ACTIVITIES

Proceeds from sale of equipment	45,960

Purchase of property and equipment	(76,070)	(46,804)

NET CASH USED IN INVESTING ACTIVITIES	(30,110)	(46,804)

FINANCING ACTIVITIES

Decrease in short-term debt, net	(478,636)	(214,147)

Repayments of and retirement of long-term debt	(11,212)	(59,578)

Repurchase and retirement of common stock	(5,415)	(14,215)

NET CASH USED IN FINANCING ACTIVITIES	(495,263)	(287,940)

NET DECREASE IN CASH	(207,489)	(33,571)

CASH, BEGINNING OF PERIOD	508,414	182,417

CASH, END OF PERIOD	$300,925	$148,846

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID DURING THE YEAR FOR:

Interest	$4,793	$69,607

Income taxes		$601

SETO HOLDINGS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.	PREPARATION OF INTERIM FINANCIAL STATEMENTS

The consolidated financial statements have been prepared by SETO Holdings, Inc. (the “Company”) in conformity with accounting principles generally accepted in the United States and are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-KSB for the year ended January 31, 2003. In the opinion of management, the Company’s interim financial statements include all adjustments (consisting of normal recurring accruals and adjustments necessary for adoption of new accounting standards) necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such Securities and Exchange Commission rules. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim periods are not necessarily indicative of results for the full year. The unaudited financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s January 31, 2003 Annual Report on Form 10-KSB. Certain amounts presented for the three months ended April 30, 2002 have been reclassified to conform to the current presentation.

The consolidated financial statements include the accounts of the Company and its subsidiaries, which are wholly owned. All significant intercompany transactions are eliminated in the consolidation process.

2.	RECENT ACCOUNTING PRONOUCEMENTS

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entities activities without receiving additional financial support from the other parties. At April 30, 2003, the Company does not have an investment in any variable interest entity that must be consolidated.

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

4.	INVENTORY

Inventory at April 30, 2003 consists of:

Finished goods	$485,936

Work in Process	60,742

Raw Materials	303,710

Supplies	17,355

$867,743

5.	GOODWILL

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

6.	IDENTIFIED INTANGIBLE ASSETS

On December 1, 2002, the Company acquired the customer lists from a Malaysian Company for $300,000, to be amortized over a period of 5 years. The Company’s identified intangible assets are subject to amortization. Amortization of identified intangible assets amounted to $15,000 and $0 for the three months ended April 30, 2003 and 2002, respectively.

7.	NOTES PAYABLE AND LONG-TERM DEBT

The Company has an available line-of-credit with a financial institution in the amount $1,700,000. The line-of-credit carries an annual rate of 2.9% plus the 30-day commercial paper rate with an expiration date of October 31, 2003. As of April 30, 2003, the Company had utilized $66,389 of the line-of-credit. The personal guarantee of the Company’s president and the assets of the Company secure the line-of-credit.

8.	INTEREST AND OTHER, NET

Interest and Other, net included:

		April 30, 2002
	April 30, 2003	Restated

Interest income	$9,923	$5,805

Gain on sale of assets	31,749	0

Interest expense	(4,793)	(69,607)

Foreign currency exchange income (loss)	(249)	(341)

Total	$36,630	($64,143)

9.	COMMITMENTS AND CONTINGENCIES

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

April 30, 2004	$66,000

April 30, 2005	66,000

April 30, 2006	66,000

April 30, 2007	66,000

April 30, 2008	72,000

Thereafter	360,000

$696,000

Rent expense charged to operations was $16,500 and $15,000 in Q1 2004 and Q1 2003, respectively.

10.	EARNINGS PER SHARE

The following reconciles the number of common shares outstanding at April 30 of 2003 and 2002 to the weighted average number of common shares outstanding for the purposes of calculating basic and dilutive earnings per share:

	Three Months Ended
	April 30

		2002
	2003	Restated

Weighted average common shares outstanding	14,521,147	14,659,000

Effect of using diluted securities:

Weighted average common equivalent shares from stock options	134,615	0

Diluted number of common shares outstanding	14,655,762	14,659,000

At April 30, 2003 there were approximately 6,000,000 million shares of common stock potentially issuable with respect to stock options, which could dilute basic earnings per share in the future.

11.	STOCK REPURCHASE PROGRAM

During the first three months of fiscal 2004, the Company repurchased 20,000 shares of common stock under the Company’s authorized repurchase program at a cost of $5,415. As of April 30, 2003 a total of 730,700 shares remained available for repurchases under the program.

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

Fuji Fabrication had no sales for the three months ended April 30, 2003 and 2002. General and administrative expenses for the three months ended April 30, 2003 and 2002 totaled $1,339 and $3,219, respectively. The company expects to cease all operations by October 31, 2003.

13.	PRINCIPAL PRODUCTS AND SEGMENTATION OF SALES

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

Operating segments do not record inter-segment revenue, and, accordingly, there is none to be recorded. The accounting policies for segment reporting are the same as for the Company as a whole. Financial information relating to the principal industry segments and classes of products are as follows:

		April 30, 2002
	April 30, 2003	Restated

Sales to customers:

Industry A — Ceramics	$738,530	$1,005,339

Industry B — Diamond tools	211,757	262,884

Industry C — Contract manufacturing	70,898	185,342

	$1,021,185	$1,453,565

Operating profit or loss:

Industry A — Ceramics	$124,847	$369,972

Industry B — Diamond tools	(27,993)	(36,209)

Industry C — Contract manufacturing	(7,220)	39,221

	$89,634	$372,984

		April 30, 2002

	April 30, 2003	Restated

Sales to customers:

United States	$681,865	$1,009,711

Far East	36,470	58,391

Canada	302,850	385,463

	$1,021,185	$1,453,565

Net property, plant and equipment by country were as follows:
		April 30, 2002

	April 30, 2003	Restated

United States	$199,082	$270,720

Far East	423,904	353,882

	$622,986	$624,602

Three customers each accounted for more than 10% of total sales and together accounted for approximately 62% of total sales for the three months ended April 30, 2003.

14.	RESTATEMENT OF PRIOR YEAR RESULTS

In fiscal 2003, due to China’s acceptance into the World Trade Organization (WTO), the Company disposed of its Hong Kong Batteries Industries Ltd. operating segment. With China being accepted into the WTO, Hong Kong Batteries Industries’ customers were now able to purchase comparable products manufactured in mainland China for considerably lower prices than Hong Kong Batteries was charging. Accordingly, the accompanying consolidated financial statements for Q1 2003 have been restated from those originally reported to reflect the discontinuance of Hong Kong Batteries Industries Ltd. As a result, income from continuing operations for Q1 2003 decreased $382,274 and the loss from discontinued operations decreased by $8,455. In addition, the diluted number of common shares outstanding of 11,714,425 shares used in the calculation of earnings per diluted shares of common stock was incorrect. The correct amount should have been 14,659,000. Earnings per share were not affected in both cases.

The following illustrates the effect of the above mentioned restatements:

	April 30, 2002

	As Originally
	Reported	As Restated

Net revenues	$1,835,839	$1,453,565

Cost of sales	907,816	594,296

Gross margin	928,023	859,269

Operating expenses	556,124	486,285

Operating income	371,899	372,984

Interest and other, net	(63,944)	(64,143)

Income before income taxes (benefit)	307,955	308,841

Income taxes (benefit)	(67,081)	(67,081)

Income from continuing operations	375,036	375,922

Discontinued operations:

Income (loss) from operations of subsidiaries	(3,219)	5,236

Loss disposal of subsidiaries	(6,606)	(6,606)

	(9,825)	(1,370)

Net income	$365,211	$374,552

Earning per share information:

Income from continuing operations

Basic	$0.03	$0.03

Diluted	$0.03	$0.03

Discontinued operations:

Basic	($0.00)	$0.00

Diluted	($0.00)	$0.00

Weighted average common shares outstanding	14,659,000	14,659,000

Weighted average common shares outstanding, assuming dilution	11,714,425	14,659,000

     Statement of cash flows:

	April 30, 2002

	As Originally
	Reported	As Restated

OPERATING ACTIVITIES

Income from continuing operations	$375,036	$375,922

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	43,158	25,903

Provision for deferred income taxes	(70,000)	(70,000)

Changes in assets and liabilities:

Accounts receivable	(43,549)	42,872

Inventories	(37,211)	(37,211)

Prepaid expenses and other current assets	48,271	48,271

Other assets	(19,660)	(19,660)

Accounts payable, and accrued expenses	(44,301)	3,273

Deferred lease liability	1,500	1,500

NET CASH PROVIDED BY CONTINUING OPERATIONS	253,244	370,870

NET CASH PROVIDED BY DISCONTINUED OPERATIONS	(8,961)	(69,697)

NET CASH PROVIDED BY OPERATING ACTIVITIES	244,283	301,173

INVESTING ACTIVITIES

Purchase of property and equipment	(50,650)	(46,804)

NET CASH USED IN INVESTING ACTIVITIES	(50,650)	(46,804)

FINANCING ACTIVITIES

Decrease in short-term debt, net	(214,147)	(214,147)

Repayments of and retirement of long-term debt	(59,578)	(59,578)

Repurchase and retirement of common stock	(14,215)	(14,215)

NET CASH USED IN FINANCING ACTIVITIES	(287,940)	(287,940)

NET DECREASE IN CASH	(94,307)	(33,571)

CASH, BEGINNING OF PERIOD	543,072	182,417

CASH, END OF PERIOD	$448,765	$148,846

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The “Strategy,” “Critical Accounting Estimates” and “Outlook” sections all contain a number of forward-looking statements, all of which are based on our current expectations. Our actual results may differ materially. These statements do not reflect the potential impact of any mergers, acquisitions, divestitures or other business combinations that had not closed as of June 5, 2003.

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

     SETO Technology – SETO Technology’s strategy is to provide contract-manufacturing services for personal electronic safety devices and to produce medical, automotive and mining safety devices. This segment is currently developing and selling medical training products, auto safety devices and safety helmets. Currently this segment’s main product is a CPR training device used by the medical industry. We have five different models under contract on an exclusive and nondisclosure basis. SETO Technology has also contracted with a third party to develop and manufacture a safety helmet that we expect to bring to market in fiscal 2004. As of April 30, 2003 we have advanced a total of $231,867 to the developer who is producing the tooling and molds to be used in the manufacturing process of the helmet. We expect to start depreciating and expensing these costs when we begin producing the helmets in the fourth quarter of this fiscal year.

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

     Goodwill – According to our accounting policy we perform an annual impairment review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist. Our most recent review was in the fourth quarter of fiscal 2003 (January 31, 2003). Our impairment review process is based on a discounted future cash flow approach that uses our estimates of revenue for the reporting unit, driven by assumed market growth rates and assumed segment share, and estimated costs as well as appropriate discount rates. These estimates are consistent with the plans and estimates that we use to manage the underlying business. In the future, we may incur charges for impairment of goodwill if the ceramic fabrication business experiences an economic downturn, new technology becomes available, we lose market acceptance, we fail to deliver new products, or if we fail to achieve our assumed revenue growth rates or assumed gross margin.

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

     Income Taxes – In determining income for financial statement purposes, we must make certain estimates and judgments. These estimates and judgments occur in the calculation of certain tax liabilities and in the determination of the recoverability of certain tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense. As of April 30, 2003, taxes were not provided on approximately $58,080 of undistributed earnings of foreign subsidiaries, as we invest or expect to invest the undistributed earnings indefinitely. If in the future these earnings are repatriated to the United States, or if we determine such earnings will be remitted in the foreseeable future, additional tax provisions would be required.

     We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a reserve, in the form of a valuation allowance, for the deferred tax assets that we estimate will not ultimately be recoverable. As of April 30, 2003, we believe that our recorded deferred tax assets will ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets; our tax provision would increase in the period in which we determine that the recovery is not probable.

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

Results of Operations

     The following table sets forth certain consolidated statements of income data as a percentage of net revenue for the periods indicated:

		Q1 2003
	Q1 2004	Restated

Net revenues	100.00%	100.00%

Cost of sales	40.51%	40.89%

Gross margin	59.49%	59.11%

Selling, general and administrative expenses	49.24%	33.45%

Amortization of goodwill	0.00%	0.00%

Amortization and impairment of acquisition-related intangibles	1.46%	0.00%

Operating income	8.78%	25.66%

     Our net revenue for Q1 2004 of $1,021,185 was down approximately 30% compared to Q1 2003, primarily due to the decrease in demand for our ceramic products used by the airline security manufacturing industry. Net revenue for our diamond tool segment was down 19% compared with Q1 2003 which is primarily due to the weak global semiconductor market. Our contract manufacturing revenues were down 62% compared with Q1 2003, primarily due to a technical change that a major customer is making to their personal safety device that SETO Technology manufactures for them. We expect to begin producing this new product in Q3 of this fiscal year.

     Our gross margin percentage in Q1 2004 of 59% was flat compared to Q1 2003. The gross margin for our diamond tool segment was higher compared to Q1 2003; and our gross margins for our contract manufacturing segment was down, which was primarily due to the lack of sales volume. See “Outlook” for a discussion of gross margin expectations.

Ceramics — East Coast Sales Company

     The revenue and operating income for the East Coast Sales Company operating segment for the first quarter of 2004 and 2003 were as follows:

		Q1 2003
	Q1 2004	Restated

Revenue	$758,530	$1,005,339

Operating income	$124,847	$369,972

     The East Coast Sales Company operating segment is our ceramics division, which experienced a decrease in sales due to the decreased demand from the airline security manufacturing industry. Net revenues for this segment decreased $246,809 or 25% in Q1 2004 compared to Q1 2003. The decrease in revenue was due to lower sales of custom cut ceramics that are used in airport security devices.

     Net operating income for the East Coast Sales Company operating segment decreased by $245,125 or 66% compared to Q1 2003 primarily due to the decrease in demand from the industries mentioned above.

     Diamond Tools – Semicon Tools/DTI Technology

     The revenue and operating income for the diamond tool operating segment for the first quarter of 2004 and 2003 were as follows:

		Q1 2003
	Q1 2004	Restated

Revenue	$211,757	$262,884

Operating loss	($27,993)	($36,209)

     Net revenue in Q1 2004 was down $51,127 or 19%, compared to Q1 2003. The net operating loss for Q1 2004 decreased $8,216 or 23%, compared to Q1 2003. The decrease in the net operating loss from fiscal Q1 2003 to Q1 2004 was primarily due to lower labor and overhead costs.

     Contract Manufacturing – SETO Technology

     The revenue and operating income for the contract manufacturing operating segment for the first quarter of 2004 and 2003 were as follows:

		Q1 2003
	Q1 2004	Restated

Revenue	$70,898	$185,342

Operating income (loss)	($7,220)	$39,221

     Net revenue for Q1 2004 was down $114,444 or 62%, compared to Q1 2003, primarily due to a major customer who is currently redesigning a product that SETO Technology produces. The lack of sales volume also contributed to the operating loss of $7,220 we experienced in Q1 2004. Sales will continue to lag behind fiscal 2003 until the third quarter when we expect to begin production of our customer’s newly designed product.

     Operating Expenses

     Operating expenses for the first quarter of 2004 and 2003 were as follows:

		Q1 2003
	Q1 2004	Restated

Selling, general and administrative expenses	$502,855	$486,285

Amortization and impairment of acquisition-related intangibles	$15,000	$0

     Selling, general and administrative expenses increased $16,570, or 3% compared to Q1 2003. This increase was primarily due to slightly higher administrative expenses.

     Amortization and impairment of acquisition-related intangibles increased $15,000 in Q1 2004 compared to Q1 2003, which was due to the amortization of the customer lists we purchased in fiscal 2002. If market conditions change and it is deemed that the customer lists do not have any future benefit and become impaired, we may write off the entire amount, which would have a negative effect on our operating income.

     Interest and Other, Net

     Interest and other, net and taxes for the first quarter of 2004 and 2003 were as follows:

		Q1 2003
	Q1 2004	Restated

Interest income	$9,923	$5,805

Gain (loss) on sale of assets	$31,749	$0

Interest expense	($4,793)	($69,607)

Foreign currency exchange loss	($249)	($341)

Provision for income taxes (benefit)	$22,561	($67,081)

     In Q1 2004, interest income increased primarily due to the payments we received on our note receivable from G-Com Net.

     In Q1 2004 we sold some equipment in Malaysia for a gain of $31,749. The equipment consisted of an automobile and a dicing saw that our diamond tool segment DTI Technology sold during the first quarter of fiscal 2004.

     Interest expense decreased $64,814, or 93%, to $4,793 in Q1 2004 compared to $69,607 in Q1 2003. This decrease was primarily due to us paying down our line-of-credit during the first quarter of fiscal 2004. See “Financial Condition” section for a more detailed discussion of our financing activities.

     Foreign currency exchange loss was relatively flat compared to Q1 2003. We experience currency translation gains or losses when we purchase items from foreign countries (other than Malaysia) whose currencies are not pegged to the U.S. Dollar. Historically, these gains and losses have been insignificant and therefore we do not expect any significant losses in the future.

     Our effective income tax rate was 32% in Q1 2004 compared to an effective income tax benefit of 43% for Q1 2003. The increase in the effective rate in Q1 2004 is primarily due to the growth in net income from our U.S. operating segment East Coast Sales Company. This net income will absorb a portion of our federal net operating loss carryforward. The effective rate in Q1 2003 benefited from us increasing our deferred tax assets due to our expected increase in profitability in the U.S. We expect to realize the full benefit of our net operating loss carryover by fiscal 2005.

     Discontinued Operations

     As discussed below, in fiscal 2003, we have exited the business of manufacturing consumer electronic products and rechargeable and other batteries for consumer products. On February 1, 2001, we adopted a formal plan to sell Fuji Fabrication, Sdn. Bhd. On October 1, 2001; we sold the assets, which consisted primarily of inventory and equipment of Fuji Fabrication to G Com Net for $290,547. We assumed a 10% note for the full amount of the selling price which was due on September 30, 2002. On October 1, 2002 at the request of G Com Net, we increased the principal amount of the note to $396,693 due to sales of additional inventory and previously accrued interest and extended its maturity so the note is payable in full on September 30, 2003. Currently we believe G Com Net will repay the note on its due date. As of June 6, 2003, G Com Net is current with all interest payments required by the new note. If conditions change and there is a definite indication that the note is impaired we would then have to write off the note in full. This would have a negative effect on our net income (loss) from discontinued operations.

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

     In conjunction with the discontinuance of the operations of Fuji Fabrication and Hong Kong Batteries, we have accrued $34,000 for additional estimated disposition costs. As of April 30, 2003 we have not incurred any expenses relating to the disposition of Fuji Fabrication and Hong Kong Batteries.

     The components of income (loss) from discontinued operations of subsidiaries are as follows:

Fuji Fabrication
		Q1 2003
	Q1 2004	Restated

Net sales		$0

Cost of sales		0

Gross income (loss)	0	0

Selling, general and administrative expenses	1,339	3,219

Other income (expense)	0	0

Net loss	($1,339)	($3,219)

Hong Kong Batteries

		Q1 2003

	Q1 2004	Restated

Net sales	$0	$382,274

Cost of sales	0	313,520

Gross income	0	68,754

Selling, general and administrative expenses	0	60,498

Other income (expense)	0	199

Net income	$0	$8,455

Financial Condition

     Our financial condition remains strong. At April 30, 2003, cash totaled $300,925, down from $508,414 at January 31, 2003. At April 30, 2003, total short-term and long-term debt was $532,673, a decrease of $573,936 compared to January 31, 2003. At April 30, 2003, total debt was $532,673 which represented 16% of stockholders’ equity.

     For Q1 2004, cash provided by operating activities was $317,884, compared to $301,173 in Q1 2003. Cash was provided by net income adjusted for non-cash related items. Working capital uses of cash included an increase in prepaid expenses, deferred product development costs and other assets and a decrease in accounts payable and accrued expenses. For Q1 2004, net cash provided by discontinued operations was $4,805, compared to cash used in discontinued operations of $69,697 in Q1 2003. This increase was primarily due to an increase in loan payable to a director. For Q1 2004, our three largest customers accounted for approximately 62% of net revenue, with one of these customers accounting for approximately 44% of net revenue. At April 30, 2003, these three largest customers accounted for approximately 47% of net accounts receivable.

     We used $30,110 in net cash for investing activities during Q1 2004, compared to $46,804 during Q1 2003. The decrease in cash used for investing activities as compared to Q1 2003 was due to the sale of equipment during Q1 2004. Capital expenditures in Q1 2004 increased $29,266 compared to fiscal 2002 primarily due to the purchase of a new vehicle to replace the one that we sold during the first quarter of 2004. We anticipate capital expenditures of $250,000 for fiscal 2004.

     We used $495,263 in net cash for financing activities in Q1 2004, which increased from $287,940 in Q1 2003. The major financing uses of cash for Q1 2004 and Q1 2003 were the repayment of debt and repurchase of our common stock. In Q1 2004, we purchased 20,000 shares of our common stock for $5,415. Financing sources of cash of $171,364 during Q1 2004 were primarily from amounts we drew down on our revolving line-of-credit. In addition we paid back at total of $650,000 on the line of credit during Q1 2004. We have another potential source of liquidity from authorized borrowings in the form of a line-of-credit with a U.S. financial institution for $1.7 million. At April 30, 2003, we had $1,633,611 available for use from this line of credit.

     We believe that we have the financial resources needed to meet our anticipated business requirements for the next 12 months, including capital expenditures for the expansion or upgrading of our manufacturing capacity and working capital requirements.

Outlook

     In general, as we look ahead to the rest of fiscal 2004, the outlook continues to be uncertain, and we anticipate a year that will be largely driven by the airline security, military, jet engine and semiconductor industries as well as the global economy. Although it is difficult to predict product demand for the rest of fiscal 2004, we expect a 30% to 40% decrease in revenue from our ceramic segment, East Coast Sales Company. During the second quarter of fiscal 2004 we may be able to better forecast ceramic sales more accurately due to the Department of HomeLand Security issuing new orders for security devices. The outlook for the diamond tools industry continues to be weak. We are trying to cut costs in order to compete with other manufacturers and we are planning to improve the quality and capability of our diamond cutting products. The diamond tool industry is very dependent on the semiconductor industry, which over last three years has experienced economic decline and is still not showing signs of growth. The outlook for the contract manufacturing segment remains strong, however, a major customer is currently redesigning its product that we manufacture and this will have an adverse effect on our net revenue and operating profit for the second quarter of fiscal 2004. We expect to start producing the redesigned product by the third quarter of this year. In addition, we have a contract with a third party to develop and manufacture a safety helmet that we expect to bring to market in late fiscal 2004. In this environment, revenue growth for our new safety helmet is largely dependent on the commercial acceptance of our current designs and successfully marketing the designs to the safety and rescue industries, which we can not assure.

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

     We expect amortization of other intangible assets to be approximately $60,000 in fiscal 2004, as compared to $10,000 in fiscal 2003. As of April 30, 2003 amortization expense totaled $15,000.

     We review our acquisition-related intangible assets for impairment whenever indicators of potential impairment exist. We also review goodwill for impairment in the fourth quarter of each year, or earlier if indicators of potential impairment exist. If we fail to deliver products for this group, if our new products fail to gain market acceptance, or if market conditions in the ceramic business decline, our revenue and cost forecasts may not be achieved and we may incur charges for impairment of goodwill.

     We expect our tax rate to be approximately 27% for fiscal 2004. This estimate is lower than the rate in fiscal 2003, primarily due the anticipated decrease in net revenues from our East Coast Sales Company operating segment and the use of our available net operating loss carryover for federal income tax purposes. The expected rate is based on current tax law and is subject to change.

     Our future results of operations and the other forward-looking statements contained in this “Outlook” section and in our “Strategy” and “Critical Accounting Estimates” sections involve a number of risks and uncertainties, in particular the statements regarding our strategies, our expectations regarding new products, future economic conditions, revenues, gross margin and costs, capital spending and depreciation and amortization. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: business and economic conditions and trends in the airline security business, jet engine manufacturers, microchip industry, and safety industries in various geographic regions; possible disruption in commercial activities related to terrorist activity and armed conflict, such as change in logistics and security arrangements, and reduced end-user purchases relative to expectations; the impact of events outside the United States, such as the business impact of fluctuating currency rates, unrest or political instability in a locale; changes in customer order patterns; competitive factors and acceptance of new products in specific market segments; pricing pressures; excess or obsolete inventory and variations in inventory valuation and the spread of SARS illness could adversely affect our business and our customer order patterns.

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

     A substantial majority of our revenue, expense, and capital purchasing activities are transacted in U. S. dollars. However, we do enter into these transactions in other currencies, primarily the Malaysian Ringgit. The Malaysian Ringgit is pegged to the U.S. Dollar and is translated to U.S. dollars for consolidated purposes. In Q1 2004 we reported a foreign currency exchange loss of $249, compared to a loss of $341 in Q1 2003, neither of which materially impacted the financial statements.

     Inflation has not had a material effect on our revenues and income from continuing operations in the past four years. Inflation is not expected to have a material future effect.

ITEM 3. CONTROLS AND PROCEDURES

     Quarterly Controls Evaluation and Related CEO and CFO Certifications

     Within the 90 days prior to the date of this Quarterly report on Form 10-QSB, the company evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” (Disclosure Controls), and its “internal controls and procedures for financial reporting” (Internal Controls). The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

     Immediately following the Signatures of this Quarterly Report are certifications of the CEO and the CFO, which are required in accord with Rule 13a-14 of the Securities Exchange Act of 1934 (the Exchange Act). This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics.

Disclosure Controls and Internal Controls

     Disclosure controls are procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed to provide reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Limitations on the Effectiveness of Controls

     The company’s management, including the CEO and CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance, that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error of mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation

     The evaluation of our Disclosure Controls and our Internal Controls included a review of the controls’ objectives and design, the company’s implementation of the controls and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the controls evaluation, we sought to identify data errors, control problems or acts of fraud and confirm the appropriate corrective action, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning controls effectiveness can be reported in Quarterly Reports on form 10-QSB and Annual Report on Form 10-KSB. Our Internal Controls are also evaluated on an ongoing basis by our CEO and CFO as well as our independent auditors who evaluate them in connection with determining their auditing procedures related to their report on our annual financial statements and not to provide assurance on our Internal Controls. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls, and to modify them as necessary; our intent is to maintain the Disclosure Controls and The Internal Controls as dynamic systems that change as conditions warrant.

     Among other matters, we sought in our evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in the company’s Internal Controls, and whether the company identified any acts of fraud involving personnel with a significant role in the company’s Internal Controls. This information was important for both the controls evaluation generally, and because item 4 in the certifications of the CEO and CFO require that the CEO and CFO disclose that information to our audit committee and independent auditors, and report on related matters in this section of the Quarterly Report. In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions” which are issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. Auditing literature defines “material weakness” as a particularly serious reportable condition where internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and the risk of such misstatements would not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the controls evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accordance with our ongoing procedures.

     From the date of the controls evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including corrective actions with regard to significant deficiencies and material weaknesses.

Conclusions

     Based upon the controls evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to SETO Holdings, Inc. and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

ITEM 4. SIGNATURES AND CERTIFICATIONS OF THE CHIEF EXECUTIVE OFFICER AND THE CHIEF FINANCIAL OFFICER OF THE COMPANY

     The following pages include the Signatures page for this Form 10-QSB, and certain certifications of the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO) of the Company.

     The certifications include references to an evaluation of the effectiveness of the design and operation of the company’s “disclosure controls and procedures” and its “internal controls and procedures for financial reporting.” Item 4 of part I of the Quarterly Report presents the conclusions of the CEO and the CFO about the effectiveness of such controls based on and as of the date of such evaluation of the company’s Audit Committee and independent auditors with regard to the deficiencies in internal controls and fraud and related matters (Items 5 and 6 of the certifications).

SIGNATURES

     Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SETO Holdings, Inc. Registrant

By: /s/ Eugene J. Pian Eugene J. Pian, President Date: June 13 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Eugene J. Pian

Eugene J. Pian Director Date: June 13, 2003

/s/ Craig A. Pian

Craig A. Pian Director Date: June 13, 2003

/s/ Francine Pian

Francine Pian Director Date: June 13, 2003

CERTIFICATION

I, Eugene J. Pian, certify that:

1.	I have reviewed this quarterly report on for 10-QSB of SETO Holdings, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respects to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The Registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 13, 2003

Eugene J. Pian

CERTIFICATION

I, Craig Pian, certify that:

1.	I have reviewed this quarterly report on for 10-QSB of SETO Holdings, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respects to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

d.	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors and material weaknesses in internal controls; and

e.	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.	The Registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 13, 2003

Craig Pian

CERTIFICATION

I, Francine Pian, certify that:

1.	I have reviewed this quarterly report on for 10-QSB of SETO Holdings, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respects to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

f.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

g.	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

h.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or person performing the equivalent functions):

i.	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors and material weaknesses in internal controls; and

j.	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.	The Registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 13, 2003

Francine Pian