Form 10QSB
period 2003-07-31
SETO HOLDINGS INC
filed 2003-09-10
CIK 794998

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarter ended July 31, 2003

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission file number 0-28698

SETO HOLDINGS, INC,
(Exact name of small business issuer as specified in its charter)

Nevada	77-0082545

(State or other jurisdiction of incorporation or organization)	(I.R.S.) Employer Identification Number

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

Yes    ☒         No    ☐

Class	Outstanding at July 31, 2003

Common stock $.001 par Value	13,751,300

SETO HOLDINGS, INC.

INDEX TO FORM 10-QSB
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2003

INDEX

Part I. Financial Information

Item 1.	Consolidated Condensed Financial Statements

	Consolidated Condensed Statement of Income for the six and three months ended July 31, 2003 and 2002 (restated)	1

	Consolidated Condensed Balance Sheet as of July 31, 2003	2

	Consolidated Condensed Statement of Cash Flows for the six months ended July 31, 2003 and 2002 (restated)	3

	Notes to Financial Statements	4 – 10

Item 2.	Management’s Discussion and Analysis of Financial Condition	11 – 21

Item 3.	Qualitative and quantitative disclosures about market risk	21

Item 4.	Controls and procedures	22 – 23

Part II. Other Information

Item 6.	Exhibits	27 – 30

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED STATEMENT OF INCOME
CONSOLIDATED CONDENSED BALANCE SHEET — JULY 31, 2003
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. CONTROLS AND PROCEDURES
ITEM 4. SIGNATURES AND CERTIFICATIONS OF THE CHIEF EXECUTIVE OFFICER AND THE CHIEF FINANCIAL OFFICER OF THE COMPANY
SIGNATURES
EX-31.1 CEO Section 302 Cert
EX-31.2 CFO Section 302 Cert.
EX-32.1 CEO Section 906 Cert
EX-32.2 CFO Section 906 Cert

PART I    FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SETO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF INCOME
SIX AND THREE MONTHS ENDED JULY 31, 2003 AND 2002
(UNAUDITED)

	Six Months Ended		Three Months Ended
	July 31		July 31

		2002		2002
	2003	Restated	2003	Restated

Net revenues	$1,960,608	$3,382,083	$939,423	$1,928,518
Cost of sales	742,791	1,470,024	329,095	875,728

Gross margin	1,217,817	1,912,059	610,328	1,052,790

Operating expenses:
Selling, general and administrative expenses	1,071,997	975,476	569,142	479,850
Amortization of acquisition-related intangibles	30,000	0	15,000	0

Operating expenses	1,101,997	975,476	584,142	479,850

Operating income	115,820	936,583	26,186	572,940
Interest and other, net	39,630	(67,196)	3,000	(3,053)

Income before income taxes (benefit)	155,450	869,387	29,186	569,887
Income taxes (benefit)	27,511	(61,324)	4,950	5,757

Income from continuing operations	127,939	930,711	24,236	564,130

Discontinued operations:
Income (loss) from operations of subsidiaries	(1,608)	(71,564)	(269)	(76,800)
Loss on disposal of subsidiaries	0	(28,846)	0	(22,240)

	(1,608)	(100,410)	(269)	(99,040)

Net income	$126,331	$830,301	$23,967	$465,090

Earning per share information:
Income from continuing operations
Basic	$0.01	$0.06	$0.00	$0.04

Diluted	$0.01	$0.06	$0.00	$0.04

Discontinued operations:
Basic	($0.00)	($0.01)	($0.00)	($0.01)

Diluted	($0.00)	($0.01)	($0.00)	($0.01)

Weighted average common shares outstanding	14,308,246	14,783,400	14,259,998	14,783,400

Weighted average common shares outstanding, assuming dilution	14,308,246	14,783,400	14,259,998	14,783,400

SETO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET — JULY 31, 2003
(UNAUDITED)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$164,254
Accounts receivable	565,330
Note receivable	364,193
Inventory	887,416
Prepaid expenses and other current assets	42,172
Deferred tax asset, current portion	229,261
Net assets of discontinued operations, less liabilities	36,100

TOTAL CURRENT ASSETS	2,288,726

PROPERTY, PLANT AND EQUIPMENT, NET OF DEPRECIATION	636,302

OTHER ASSETS
Deferred product development costs	256,671
Goodwill	85,453
Other intangible asset	260,000
Security deposits and other assets	11,039
Deferred tax asset, net of current portion	170,309

TOTAL OTHER ASSETS	783,472

TOTAL ASSETS	$3,708,500

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Note payable, line of credit	$167,600
Accounts payable	137,445
Accrued expenses	201,579

TOTAL CURRENT LIABILITIES	506,624

OTHER LIABILITIES
Deferred lease liability	31,500

TOTAL OTHER LIABILITIES	31,500

STOCKHOLDERS’ EQUITY
Common stock par value $.001; 100,000,000 shares authorized; 13,934,100 shares issued	13,934
Additional paid in capital	4,522,434
Accumulated other comprehensive income	(150,522)
Retained earnings (deficit)	(1,171,581)

3,214,265
Less common shares held in treasury, 182,800 shares at cost	(43,889)

TOTAL STOCKHOLDERS’ EQUITY	3,170,376

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,708,500

SETO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JULY 31, 2003 AND 2002
(UNAUDITED)

		2002
	2003	Restated

OPERATING ACTIVITIES
Income from continuing operations	$127,939	$930,711
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	53,219	71,921
Amortization and impairment of intangibles and other acquisition-related costs	30,000
Gain on sale of equipment	(31,749)
Provision for deferred income taxes	20,356	(70,000)
Changes in assets and liabilities:
Accounts receivable	320,645	(182,622)
Inventories	12,996	(142,428)
Prepaid expenses and other current assets	(11,748)	65,011
Deferred product development costs	(77,793)
Other assets	(5,039)	(37,922)
Accounts payable, and accrued expenses	(132,136)	(211,986)
Deferred lease liability	3,000	3,000

NET CASH PROVIDED BY CONTINUING OPERATIONS	309,690	425,685
NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS	4,535	(91,708)

NET CASH PROVIDED BY OPERATING ACTIVITIES	314,225	333,977

INVESTING ACTIVITIES
Proceeds from sale of equipment	45,960
Purchase of property and equipment	(83,973)	(93,253)

NET CASH USED IN INVESTING ACTIVITIES	(38,013)	(93,253)

FINANCING ACTIVITIES
Decrease in short-term debt, net	(377,425)	(66,708)
Repayments of and retirement of long-term debt	(61,924)	(69,621)
Repurchase and retirement of common stock	(181,023)	(50,241)

NET CASH USED IN FINANCING ACTIVITIES	(620,372)	(186,570)

NET INCREASE (DECREASE) IN CASH	(344,160)	54,154
CASH, BEGINNING OF YEAR	508,414	182,417

CASH, END OF YEAR	$164,254	$236,571

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest	$4,793	$69,607

Income taxes	$15,769	$601

The Company acquired trade show equipment in the amount of $32,500 in a non-cash transaction with G Com.Net

SETO HOLDINGS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.	PREPARATION OF INTERIM FINANCIAL STATEMENTS

The consolidated financial statements have been prepared by SETO Holdings, Inc. (the “Company”) in conformity with accounting principles generally accepted in the United States and are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-KSB for the year ended January 31, 2003. In the opinion of management, the Company’s interim financial statements include all adjustments (consisting of normal recurring accruals and adjustments necessary for adoption of new accounting standards) necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such Securities and Exchange Commission rules. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim periods are not necessarily indicative of results for the full year. The unaudited financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s January 31, 2003 Annual Report on Form 10-KSB. Certain amounts presented for the six months ended July 31, 2002 have been reclassified to conform to the current presentation.

The consolidated financial statements include the accounts of the Company and its subsidiaries, which are wholly owned. All significant intercompany transactions are eliminated in the consolidation process.

2.	RECENT ACCOUNTING PRONOUCEMENTS

In May 2003, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement establishes standards for how to classify and measure certain financial insturments with characteristics of both liabilities and equity. It requires certain financial instruments that are within the scope to be classified as a liability (or net asset in some circumstances), which previously were classified a equity. This statement is effective for financial statements entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement is not expected to have a material impact on the Company's financial statements.

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

4.	INVENTORY

Inventory at July 31, 2003 consists of:

Finished goods	$478,291
Work in Process	52,728
Raw Materials	339,939
Supplies	16,458

$887,416

5.	GOODWILL

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

On December 1, 2002, the Company acquired the customer lists from a Malaysian Company for $300,000, to be amortized over a period of 5 years. The Company’s identified intangible assets are subject to amortization. Amortization of identified intangible assets amounted to $30,000 and $0 for the six months ended July 31, 2003 and 2002, respectively.

7.	NOTES PAYABLE AND LONG-TERM DEBT

The Company has an available line-of-credit with a financial institution in the amount $1,700,000. The line-of-credit carries an annual rate of 2.9% plus the 30-day commercial paper rate with an expiration date of October 31, 2003. As of July 31, 2003, the Company had utilized $167,600 of the line-of-credit. The personal guarantee of the Company’s president and the assets of the Company secure the line-of-credit.

8.	INTEREST AND OTHER, NET

Interest and Other, net included:

	Six Months Ended		Three Months Ended

		July 31, 2002		July 31, 2002
	July 31, 2003	Restated	July 31, 2003	Restated

Interest income	$19,878	$14,425	$9,955	$8,620
Gain on sale of assets	31,749
Interest expense	(11,391)	(80,862)	(6,598)	(11,255)
Foreign currency exchange income (loss)	(606)	(759)	(357)	(418)

Total	$39,630	($67,196)	$3,000	($3,053)

9.	COMMITMENTS AND CONTINGENCIES

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

July 31, 2004	$66,000
July 31, 2005	66,000
July 31, 2006	66,000
July 31, 2007	67,500
July 31, 2008	72,000
Thereafter	342,000

$679,500

Rent expense charged to operations was $35,500 and $33,000 in Q2 2004 and Q2 2003, respectively.

10.	EARNINGS PER SHARE

The following reconciles the number of common shares outstanding at July 31 of 2003 and 2002 to the weighted average number of common shares outstanding for the purposes of calculating basic and dilutive earnings per share:

	Six Months Ended		Three Months Ended
	July 31		July 31

		2002		2002
	2003	Restated	2003	Restated

Weighted average common shares outstanding	14,308,246	14,783,400	14,259,998	14,783,400
Effect of using diluted securities:
Weighted average common equivalent shares from stock options

Diluted number of common shares outstanding	14,308,246	14,783,400	14,259,998	14,783,400

At July 31, 2003 there were approximately 6,000,000 million shares of common stock potentially issuable with respect to stock options, which could dilute basic earnings per share in the future.

11.	STOCK REPURCHASE PROGRAM

During the first six months of fiscal 2004, the Company repurchased 733,400 shares of common stock under the Company’s authorized repurchase program at a cost of $181,023 and cancelled 624,300 shares. On June 27, 2003 the Company with unanimous consent of its board of directors, increased its stock repurchase program from one million shares to two and a half million shares. As of July 31, 2003 a total of 1,517,300 shares remained available for repurchase under the program.

12.	DISPOSITION OF SUBSIDIARY

On February 1, 2001, the Company adopted a formal plan to sell Fuji Fabrication, SDN, BHD. On October 1, 2001, the assets of Fuji Fabrication, which consisted primarily of inventory and equipment, were sold for $290,547 with the Company assuming a note for the full amount of the selling price. On October 1, 2002 the Company recast the note for $396,693, which included the sales of additional inventory and previously accrued interest. Interest on the note is stated at 10% (annually) and is payable in 12 monthly installments. On July 1, 2003 the company received $32,500 in equipment which was offset against the note receivable at July 31, 2003. The note is payable in full on September 30, 2003.

Fuji Fabrication had no sales for the six months ended July 31, 2003 and 2002. General and administrative expenses for the six months ended July 31, 2003 and 2002 totaled $1,608 and $4,555, respectively. The company expects to cease all operations by October 31, 2003.

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

Operating segments do not record inter-segment revenue, and, accordingly, there is none to be recorded. The accounting policies for segment reporting are the same as for the Company as a whole. Financial information relating to the principal industry segments and classes of products are as follows:

	Six Months Ended		Three Months Ended
	July 31		July 31

		2002		2002
	2003	Restated	2003	Restated

Sales to customers:
Industry A — Ceramics	$1,506,165	$2,575,127	$767,635	$1,569,788
Industry B — Diamond tools	262,573	433,365	50,816	170,481
Industry C — Contract manufacturing	191,870	373,591	120,972	188,249

	$1,960,608	$3,382,083	$939,423	$1,928,518

	Six Months Ended		Three Months Ended
	July 31		July 31

		2002		2002
	2003	Restated	2003	Restated

Operating income or (loss):
Industry A — Ceramics	$284,881	$977,661	$160,034	$607,689
Industry B — Diamond tools	(163,457)	(107,973)	(135,464)	(62,423)
Industry C — Contract manufacturing	(5,604)	66,895	1,616	27,674

	$115,820	$936,583	$26,186	$572,940

\

	Six Months Ended		Three Months Ended
	July 31		July 31

		2002		2002
	2003	Restated	2003	Restated

Sales to customers:
United States	$1,205,432	$2,340,895	$523,567	$1,331,184
Far East	67,970	62,036	31,500	3,645
Canada	687,206	979,152	384,356	593,689

	$1,960,608	$3,382,083	$939,423	$1,928,518

Net property, plant and equipment by country were as follows:

		2002
	2003	Restated

United States	$234,929	$208,497
Far East	401,373	430,627

	$636,302	$639,124

Three customers each accounted for more than 10% of total sales and together accounted for approximately 64% and 67% of total sales for the six and three months ended July 31, 2003.

14.	RESTATEMENT OF PRIOR YEAR RESULTS

In fiscal 2003, due to China’s acceptance into the World Trade Organization (WTO), the Company disposed of its Hong Kong Batteries Industries Ltd. operating segment. With China being accepted into the WTO, Hong Kong Batteries Industries’ customers were now able to purchase comparable products manufactured in mainland China for considerably lower prices than Hong Kong Batteries was charging. Accordingly, the accompanying consolidated financial statements for Q2 2003 have been restated from those originally reported to reflect the discontinuance of Hong Kong Batteries Industries Ltd. As a result, income from continuing operations for Q2 2003 increased $57,880 and the loss from discontinued operations increased by $57,880. In addition, the diluted number of common shares outstanding of 13,158,400 shares used in the calculation of earnings per diluted shares of common stock was incorrect. The correct amount should have been 14,783,400. Earnings per share were not materially affected in both cases.

The following illustrates the effect of the above mentioned restatements:

	Six Months Ended July 31, 2002		Three Months Ended July 31, 2002

	As Originally		As Originally
	Reported	As Restated	Reported	As Restated

Net revenues	$3,828,761	$3,382,083	$1,992,922	$1,928,518
Cost of sales	1,838,558	1,470,024	930,742	875,728

Gross margin	1,990,203	1,912,059	1,062,180	1,052,790
Operating expenses	1,111,911	975,476	555,787	479,850

Operating income	878,292	936,583	506,393	572,940
Interest and other, net	(66,785)	(67,196)	(2,841)	(3,053)

Income before income taxes (benefit)	811,507	869,387	503,552	569,887
Income taxes (benefit)	(61,324)	(61,324)	5,757	5,757

Income from continuing operations	872,831	930,711	497,795	564,130
Discontinued operations:
Income (loss) from operations of subsidiaries	(4,555)	(71,564)	(1,336)	(76,800)
Gain (loss) on disposal of subsidiaries	(37,975)	(28,846)	(31,369)	(22,240)

	(42,530)	(100,410)	(32,705)	(99,040)

Net income (loss)	$830,301	$830,301	$465,090	$465,090

Earning per share information:
Income from continuing operations
Basic	$0.06	$0.06	$0.03	$0.04

Diluted	$0.06	$0.06	$0.03	$0.04

Discontinued operations:
Basic	($0.00)	$0.00	($0.00)	$0.00

Diluted	($0.00)	$0.00	($0.00)	$0.00

Weighted average common shares outstanding	14,783,400	14,783,400	14,783,400	14,271,000

Weighted average common shares outstanding, assuming dilution	14,783,400	14,783,400	14,783,400	14,271,000

Statement of cash flows:

	July 31,2002

	As Originally
	Reported	As Restated

OPERATING ACTIVITIES
Income from continuing operations	$872,831	$930,711
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88,000	71,921
Provision for deferred income taxes	(70,000)	(70,000)
Changes in assets and liabilities:
Accounts receivable	(279,819)	(182,622)
Inventories	(142,428)	(142,428)
Prepaid expenses and other current assets	66,293	65,011
Other assets	(39,737)	(37,922)
Accounts payable, and accrued expenses	(400,904)	(211,986)
Deferred lease liability	3,000	3,000

NET CASH PROVIDED BY CONTINUING OPERATIONS	97,236	425,685
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	(37,975)	(91,708)

NET CASH PROVIDED BY OPERATING ACTIVITIES	59,261	333,977

INVESTING ACTIVITIES
Purchase of property and equipment	(93,253)	(93,253)

NET CASH USED IN INVESTING ACTIVITIES	(93,253)	(93,253)

FINANCING ACTIVITIES
Increase (decrease) in short-term debt, net	(66,708)	(66,708)
Repayments of and retirement of long-term debt	(69,621)	(69,621)
Repurchase and retirement of common stock	(50,241)	(50,241)

NET CASH USED IN FINANCING ACTIVITIES	(186,570)	(186,570)

NET INCREASE (DECREASE) IN CASH	(220,562)	54,154
CASH, BEGINNING OF YEAR	543,072	182,417

CASH, END OF YEAR	$322,510	$236,571

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The “Strategy,” “Critical Accounting Estimates” and “Outlook” sections all contain a number of forward-looking statements, all of which are based on our current expectations. Our actual results may differ materially. These statements do not reflect the potential impact of any mergers, acquisitions, divestitures or other business combinations that had not closed as of September 10, 2003.

Recent Developments

     We are currently restating our previously issued financial statements for the two years ended January 31, 2002, including the corresponding fiscal 2002 and 2003 quarterly periods. The impact of the restatement on such prior periods was reflected as an adjustment to opening retained earnings as of February 1, 2001. The restatement will be reported in Amendment No. 1 to the Company’s Annual Report on form 10-KSB/A for the years ended January 31 2001 and Amendment No. 1 to the Company’s Quarterly Reports on Form 10-QSB/A for the quarterly periods ended April 30, 2002 and 2001, July 31, 2002 and 2001, and October 31, 2002 and 2001.

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

     Semicon Tools and DTI Technology – Semicon Tools and DTI Technology operating segment’s strategy is to produce quality diamond cutting tools for the semiconductor industry. We plan to improve the quality and capability of our diamond cutting products that we currently have on the market. We are currently consulting with an outside source in Taiwan to improve our manufacturing process and diamond tool technology. The diamond tool segment is very dependent on the semiconductor industry which over the last three years has experienced economic decline and is still not showing signs of growth. The diamond blades manufactured by DTI Technology are a vital part of East Coast Sale’s ceramic fabrication process.

     SETO Technology – SETO Technology’s strategy is to provide contract-manufacturing services for personal electronic safety devices and to produce medical, automotive and mining safety devices. This segment is currently developing and selling medical training products, auto safety devices and safety helmets. Currently this segment’s main product is a CPR training device used by the medical industry. We have five different models under contract on an exclusive and nondisclosure basis. SETO Technology has also contracted with a third party to develop and manufacture a safety helmet that we expect to bring to market in fiscal 2004. As of July 31, 2003 we have advanced a total of $256,671 to the developer who is producing the tooling and molds to be used in the manufacturing process of the helmet and other safety devices. We expect to start depreciating and expensing these costs when we begin producing the helmets in the fourth quarter of this fiscal year.

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

     Income Taxes – In determining income for financial statement purposes, we must make certain estimates and judgments. These estimates and judgments occur in the calculation of certain tax liabilities and in the determination of the recoverability of certain tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense. As of July 31, 2003, taxes were not provided on approximately $99,674 of undistributed earnings of foreign subsidiaries, as we invest or expect to invest the undistributed earnings indefinitely. If in the future these earnings are repatriated to the United States, or if we determine such earnings will be remitted in the foreseeable future, additional tax provisions would be required.

     We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a reserve, in the form of a valuation allowance, for the deferred tax assets that we estimate will not ultimately be recoverable. As of July 31, 2003, we believe that our recorded deferred tax assets will ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets; our tax provision would increase in the period in which we determine that the recovery is not probable.

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

Results of Operations – Second Quarter of Fiscal 2004 Compared to Second Quarter Fiscal 2003

     The following table sets forth certain consolidated statements of income data as a percentage of net revenue for the quarter ended July 31, 2003 and 2002:

	Three Months Ended

		July 31, 2002
	July 31, 2003	Restated

Net revenues	100.00%	100.00%
Cost of sales	35.04%	45.41%

Gross margin	64.96%	54.59%
Selling, general and administrative expenses	60.59%	24.89%
Amortization of goodwill	0.00%	0.00%
Amortization and impairment of acquisition-related intangibles	1.60%	0.00%

Operating income	5.91%	25.66%

     Our net revenue for Q2 2004 of $939,423 was down approximately 52% compared to Q2 2003, primarily due to the decrease in demand for our ceramic products used by the airline security manufacturing industry. Net revenue for our diamond tool segment was down 71% compared with Q2 2003 which is primarily due to the weak global semiconductor market. Our contract manufacturing revenues were down 36% compared with Q2 2003, primarily due to a technical change that a major customer is making to their personal safety device that SETO Technology manufactures for them. We expect to begin producing this new product in the latter part of Q3 this fiscal year.

     Our gross margin percentage in Q2 2004 of 65% was up compared to 55% in Q2 2003. The gross margin for our diamond tool segment was higher compared to Q3 2003 primarily due to lower raw material costs; and our gross margins for our contract manufacturing segment was down, which was primarily due to the lack of sales volume. See “Outlook” for a discussion of gross margin expectations.

     Ceramics — East Coast Sales Company

     The revenue and operating income for the East Coast Sales Company operating segment for the second quarter of 2004 and 2003 were as follows:

		Q2 2003
	Q2 2004	Restated

Revenue	$767,635	$1,569,788
Operating income (loss)	$160,034	$607,689

     The East Coast Sales Company operating segment is our ceramics division, which experienced a decrease in sales due to the decreased demand from the airline security manufacturing industry. Net revenues for this segment decreased $802,153 or 51% in Q2 2004 compared to Q2 2003. The decrease in revenue was due to lower sales of custom cut ceramics that are used in airport security devices.

     Net operating income for the East Coast Sales Company operating segment decreased by $447,655 or 74% compared to Q2 2003 primarily due to the decrease in demand from the industries mentioned above.

     Diamond Tools – Semicon Tools/DTI Technology

     The revenue and operating income for the diamond tool operating segment for the second quarter of 2004 and 2003 were as follows:

		Q2 2003
	Q2 2004	Restated

Revenue	$50,816	$170,481
Operating income (loss)	($135,464)	($62,423)

     Net revenue in Q2 2004 was down $119,665 or 71%, compared to Q2 2003. The net operating loss for Q2 2004 increased $73,041 or 117%, compared to Q2 2003. The increase in the net operating loss from fiscal Q2 2003 to Q2 2004 was primarily due to lower sales volume and we wrote off $75,000 in slow moving or obsolete inventory during the quarter.

     Contract Manufacturing – SETO Technology

     The revenue and operating income for the contract manufacturing operating segment for the second quarter of 2004 and 2003 were as follows:

		Q2 2003
	Q2 2004	Restated

Revenue	$120,972	$188,249
Operating income (loss)	$1,616	$27,674

     Net revenue for Q2 2004 was down $67,277 or 36%, compared to Q2 2003, primarily due to a major customer who is currently redesigning a product that SETO Technology produces. The lack of sales volume also contributed to the lower operating income of $1,616 we experienced in Q2 2004. Sales will continue to lag behind fiscal 2003 until the latter part of third quarter when we expect to begin production of our customer’s newly designed product.

     Operating Expenses

     Operating expenses for the second quarter of 2004 and 2003 were as follows:

		Q2 2003
	Q2 2004	Restated

Selling, general and administrative expenses	$569,142	$479,850
Amortization and impairment of acquisition-related intangibles	$15,000	$0

     Selling, general and administrative expenses increased $89,292, or 19% compared to Q2 2003. This increase was primarily due to higher administrative expenses such as insurance, travel and utilities expenses.

     Amortization and impairment of acquisition-related intangibles increased $15,000 in Q2 2004 compared to Q2 2003, which was due to the amortization of the customer lists we purchased in fiscal 2002. If market conditions change and it is deemed that the customer lists do not have any future benefit and become impaired, we may write off the entire amount, which would have a negative effect on our operating income.

     Interest and Other, Net

     Interest and other, net and taxes for the second quarter of 2004 and 2003 were as follows:

		Q2 2003
	Q2 2004	Restated

Interest income	$9,955	$8,620
Gain (loss) on sale of assets Interest expense	($6,598)	($11,255)
Foreign currency exchange loss	($357)	($418)
Provision for income taxes (benefit)	$4,950	$5,757

     In Q2 2004, interest income increased primarily due to the payments we received on our note receivable from G-Com Net which was recast last fiscal year with a higher face value. (See “Discontinued Operations” below)

     Interest expense decreased $4,657, or 42%, to $6,598 in Q2 2004 compared to $11,255 in Q2 2003. This decrease was primarily due to us paying down our line-of-credit during the second quarter of fiscal 2004. See “Financial Condition” section for a more detailed discussion of our financing activities.

     Foreign currency exchange loss was relatively flat compared to Q2 2003. We experience currency translation gains or losses when we purchase items from foreign countries (other than Malaysia) whose currencies are not pegged to the U.S. Dollar. Historically, these gains and losses have been insignificant and therefore we do not expect any significant losses in the future.

     Our effective income tax benefit was 52% in Q2 2004 compared to an effective income benefit of 43% for Q2 2003. The decrease in the effective tax benefit in Q2 2004 is primarily due to the decrease in net income from our U.S. operating segment East Coast Sales Company. Our effective tax benefit is a result of our net operating loss carryforward which we expect to realize the full benefit of our net operating loss carryover by fiscal 2005.

Results of Operations – First Half of Fiscal 2004 Compared to First Half Fiscal 2003

The following table sets forth certain consolidated statements of income data as a percentage of net revenue for the six months ended July 31, 2003 and 2002:

	Six Months Ended

		July 31, 2002
	July 31, 2003	Restated

Net revenues	100.00%	100.00%
Cost of sales	37.89%	43.47%

Gross margin	62.11%	56.53%
Selling, general and administrative expenses	54.68%	28.85%
Amortization of goodwill	0.00%	0.00%
Amortization and impairment of acquisition-related intangibles	1.53%	0.00%

Operating income	5.90%	27.68%

     Our net revenue for the first half of fiscal 2004 of $1,960,608 was down approximately 42% compared to the first half of fiscal 2003, primarily due to the decrease in demand for our ceramic products used by the airline security manufacturing industry. Net revenue for our diamond tool segment was down 40% compared with the first six months of fiscal 2003 which is primarily due to the weak global semiconductor market. Our contract manufacturing revenues were down 49% compared with the first half of fiscal 2003, primarily due to a technical change that a major customer is making to their personal safety device that SETO Technology manufactures for them. We expect to begin producing this new product in the latter part of Q3 of this fiscal year.

     Our gross margin percentage for the first half of fiscal 2004 of 62% was up compared to 57% in first half of fiscal 2003. The gross margin for our diamond tool segment was higher compared to the first half of fiscal 2003 primarily due to lower raw material costs; and our gross margins for our contract manufacturing segment was down, which was primarily due to the lack of sales volume. See “Outlook” for a discussion of gross margin expectations.

     Ceramics — East Coast Sales Company

     The revenue and operating income for the East Coast Sales Company operating segment for the first half of 2004 and 2003 were as follows:

		YTD 2003
	YTD 2004	Restated

Revenue	$1,506,165	$2,575,127
Operating income (loss)	$284,881	$977,661

     The East Coast Sales Company operating segment is our ceramics division, which experienced a decrease in sales due to the decreased demand from the airline security manufacturing industry. Net revenues for this segment decreased $1,068,962 or 42% in the first half of fiscal 2004 compared to the first half of fiscal 2003. The decrease in revenue was due to lower sales of custom cut ceramics that are used in airport security devices.

     Net operating income for the East Coast Sales Company operating segment decreased by $692,780 or 71% compared to the first half of fiscal 2003 primarily due to the decrease in demand from the industries mentioned above.

     Diamond Tools – Semicon Tools/DTI Technology

     The revenue and operating income for the diamond tool operating segment for the first half of 2004 and 2003 were as follows:

		YTD 2003
	YTD 2004	Restated

Revenue	$262,573	$433,365
Operating income (loss)	($163,457)	($107,973)

     Net revenue for the first half of fiscal 2004 was down $170,792 or 40%, compared to the first half of fiscal 2003. The net operating loss for the first six months of fiscal 2004 increased $55,484 or 51%, compared to the first six months of fiscal 2003. The increase in the net operating loss from the first six months of fiscal 2003 to the first six months of fiscal 2004 was primarily due to much lower sales volume and we wrote off $75,000 in slow moving or obsolete inventory in second quarter.

     Contract Manufacturing – SETO Technology

     The revenue and operating income for the contract manufacturing operating segment first half of 2004 and 2003 were as follows:

		YTD 2003
	YTD 2004	Restated

Revenue	$191,870	$373,591
Operating income (loss)	($5,604)	$66,895

     Net revenue for the first six months of fiscal 2004 was down $181,721 or 49%, compared to the first six months of fiscal 2003, primarily due to a major customer who is currently redesigning a product that SETO Technology produces. The lack of sales volume also contributed to an operating loss of $5,604 we experienced in the first six months of fiscal 2004. Sales will continue to lag behind fiscal 2003 until the latter part of third quarter when we expect to begin production of our customer’s newly designed product.

     Operating Expenses

     Operating expenses for the first six months of fiscal 2004 and 2003 were as follows:

		YTD 2003
	YTD 2004	Restated

Selling, general and administrative expenses	$1,071,997	$975,476
Amortization and impairment of acquisition-related intangibles	$30,000	$0

     Selling, general and administrative expenses increased $96,521, or 10% compared to the first six months of fiscal 2003. This increase was primarily due to higher administrative expenses such as insurance, travel and utilities expenses.

     Amortization and impairment of acquisition-related intangibles increased $30,000 in the first six months of fiscal 2004 compared to the first six months of fiscal 2003, which was due to the amortization of the customer lists we purchased in fiscal 2002. If market conditions change and it is deemed that the customer lists do not have any future benefit and become impaired, we may write off the entire amount, which would have a negative effect on our operating income.

     Interest and Other, Net

     Interest and other, net and taxes for the first six months of 2004 and 2003 were as follows:

		YTD 2003
	YTD 2004	Restated

Interest income	$19,878	$14,425
Gain (loss) on sale of assets	$31,749
Interest expense	($11,391)	($80,862)
Foreign currency exchange loss	($606)	($759)
Provision for income taxes (benefit)	$27,511	($61,234)

     In the first six months of fiscal 2004, interest income increased primarily due to the payments we received on our note receivable from G-Com Net which was recast last fiscal year with a higher face value. (See “Discontinued Operations” below)

     In the first quarter of fiscal 2004 we sold some equipment in Malaysia for a gain of $31,749. The equipment consisted of an automobile and a dicing saw that our diamond tool segment DTI Technology sold.

     Interest expense decreased $69471, or 86%, to $11,391 during the first six months of fiscal 2004 compared to $80,862 in the first six months of fiscal 2003. This decrease was primarily due to us paying down our line-of-credit during the second quarter of fiscal 2004 and the repayment of two equipment loans. See “Financial Condition” section for a more detailed discussion of our financing activities.

     Foreign currency exchange loss was relatively flat compared to the first six months of fiscal 2003. We experience currency translation gains or losses when we purchase items from foreign countries (other than Malaysia) whose currencies are not pegged to the U.S. Dollar. Historically, these gains and losses have been insignificant and therefore we do not expect any significant losses in the future.

     Our effective income tax benefit was 16% in Q2 2004 compared to an effective income benefit of 43% for the first six months ended fiscal 2003. The decrease in the effective tax benefit in the first six months of fiscal 2004 is primarily due to the decrease in net income from our U.S. operating segment East Coast Sales Company. Our effective tax benefit is a result of our net operating loss carryforward which we expect to realize the full benefit of our net operating loss carryover by fiscal 2005.

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

     In conjunction with the discontinuance of the operations of Fuji Fabrication and Hong Kong Batteries, we have accrued $34,000 for additional estimated disposition costs. As of July 31, 2003 we have incurred $34,269 in expenses relating to the disposition of Fuji Fabrication and Hong Kong Batteries.

     The components of income (loss) from discontinued operations of subsidiaries are as follows:

     Fuji Fabrication

	Six Months Ended		Three Months Ended
	July 31		July 31

		2002		2002
	2003	(Restated)	2003	(Restated)

Net sales		$0		$0
Cost of sales		0		0

Gross income (loss)	0	0	0	0

Selling, general and administrative expenses	1,608	4,555	1,336	3,219

Other income (expense)	0	0	0	0

Net income (loss)	($1,608)	($4,555)	($1,336)	($3,219)

     Hong Kong Batteries

	Six Months Ended		Three Months Ended
	July 31		July 31

		2002		2002
	2003	(Restated)	2003	(Restated)

Net sales	$0	$446,678	$0	$64,404
Cost of sales	0	368,534	0	55,014

Gross income (loss)	0	78,144	0	9,390

Selling, general and administrative expenses	0	117,693	0	57,195

Other income (expense)	0	(27,460)	0	(27,659)

Net income (loss)	$0	($67,009)	$0	($75,464)

Financial Condition

     Our financial condition remains strong. At July 31, 2003, cash totaled $164,254, down from $508,414 at January 31, 2003. We used cash to pay off existing equipment loans totaling $61,924, and $181,023 was used for our stock repurchase program. At July 31, 2003, total short-term and long-term debt was $473,328, a decrease of $633,281 compared to January 31, 2003. At July 31, 2003, total debt was $473,328 which represented 15% of stockholders’ equity.

     For the first six month of fiscal 2004, cash provided by operating activities was $351,792, compared to $333,977 for the first six months of fiscal 2003. Cash was provided by net income adjusted for non-cash related items. Working capital uses of cash included an increase in prepaid expenses, deferred product development costs and other assets and a decrease in accounts payable and accrued expenses. For the first six months of fiscal 2004, net cash provided by discontinued operations was $4,535, compared to cash used in discontinued operations of $91,708 in first six months of fiscal 2003. This increase was primarily due to the net loss that our discontinued subsidiary Hong Kong Batteries Industries, Ltd posted during the second quarter of fiscal 2003. For the first six months of fiscal 2004, our three largest customers accounted for approximately 64% of net revenue, with one of these customers accounting for approximately 35% of net revenue. At July 31, 2003, these three largest customers accounted for approximately 64% of net accounts receivable.

     We used $38,013 in net cash for investing activities during the first six months of fiscal 2004, compared to $93,253 during the first six months of fiscal 2003. The decrease in cash used for investing activities as compared to fiscal 2003 was due to the sale of equipment during Q1 2004. Capital expenditures during the first six months of fiscal 2004 decreased $9,280 compared to fiscal 2003 primarily due to us postponing capital purchases until the third and fourth quarters of fiscal 2004. We anticipate capital expenditures of $200,000 for fiscal 2004.

     We used $620,372 in net cash for financing activities during the first six months of fiscal 2004, which increased from $433,802 for the same period in fiscal 2003. The major financing uses of cash for the first six months of fiscal 2004 and 2003 were the repayment of debt and repurchase of our common stock. In fiscal 2004, we purchased 733,400 shares of our common stock for $181,023. Financing sources of cash of $272,575 during the first six months of fiscal 2004 were primarily from amounts we drew down on our revolving line-of-credit. In addition we paid back at total of $650,000 on the line of credit during the first six months of fiscal 2004. We have another potential source of liquidity from authorized borrowings in the form of a line-of-credit with a U.S. financial institution for $1.7 million. At July 31, 2003, we had $1,532,400 available for use from this line of credit.

     We believe that we have the financial resources needed to meet our anticipated business requirements for the next 12 months, including capital expenditures for the expansion or upgrading of our manufacturing capacity and working capital requirements.

Outlook

     In general, as we look ahead to the second half of fiscal 2004, the outlook continues to be uncertain, and we anticipate a year that will be largely driven by the airline security, military, jet engine and semiconductor industries as well as the global economy. Although it is difficult to predict product demand for the rest of fiscal 2004, we expect a 35% to 45% decrease in revenue from our ceramic segment, East Coast Sales Company. During the third quarter of fiscal 2004 we may be able to better forecast ceramic sales more accurately due to the Department of HomeLand Security issuing new orders for security devices. Some new orders did materialize during the second quarter but a lower volume than we anticipated, but we are expecting sales to increase slightly in the third and fourth quarters compared to the first six months six months of fiscal 2004. The outlook for the diamond tools industry continues to be weak. We have cut costs in order to compete with other manufacturers and we have improved the quality and capability of our diamond cutting products. The diamond tool industry is very dependent on the semiconductor industry, which over last three years has experienced economic decline and is still not showing signs of growth, but our other product lines such as scribes for LED’s and cutting services has been increasing slowly, as these items are also semiconductor related. We are currently interviewing and hiring new representatives to sell in new countries that we are not currently servicing. The outlook for the contract manufacturing segment remains strong, however, a major customer is currently redesigning its product that we manufacture and this had an adverse effect on our net revenue and operating profit for the first half and the third quarter of fiscal 2004. We expect to start producing the redesigned product by the latter part of the third quarter of this year. In addition, we have a contract with a third party to develop and manufacture a safety helmet that we expect to bring to market in late fiscal 2004. In this environment, revenue growth for our new safety helmet is largely dependent on the commercial acceptance of our current designs and successfully marketing the designs to the safety and rescue industries, which we can not assure.

     Our financial results are substantially dependent on sales of ceramics and related products by the East Coast Sales Company operating segment. Revenue is partly a function of the mix of products we offer, all of which are difficult to forecast. Because of the changing conditions throughout the world our revenue is subject to the impact of economic conditions in various geographic regions.

     Our gross margin expectation for fiscal 2004 is approximately 55% plus or minus a few points, which is a slight increase from the fiscal 2003 gross margin of 51%. Our gross margin varies depending on unit sales volumes and product mixes. Our policy for valuation of inventory, including the determination of obsolete inventory, requires us to estimate the future demand for our products within six months or less. The estimates of future demand that we use in the valuation of inventory are also used for near-term factory planning. If our demand forecast is greater than actual demand and we fail to reduce manufacturing output accordingly, we would likely be required to record additional inventory reserves, which would have a negative impact on our gross margin. Various other factors including unit sales volumes and new technologies will also continue to affect cost of sales and the variability of gross margin percentages.

     In fiscals 2003 and 2002 we improved our cutting blade facility and updated our ceramics fabrication facility. We expect that capital spending will increase to $200,000 (down from 250,000) for fiscal 2004 from $ 124,785 in fiscal 2003. The increase is primarily due to the expected tooling equipment needed to produce our new safety helmet. If market demand does not grow or our new products are not accepted, revenues and gross margins may also be adversely affected.

     Depreciation for fiscal 2004 is expected to be approximately $142,500, compared to $141,488 in fiscal 2003. Most of this increase would be included in cost of sales.

     We expect amortization of other intangible assets to be approximately $60,000 in fiscal 2004, as compared to $10,000 in fiscal 2003. As of July 31, 2003 amortization expense totaled $30,000.

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

     We expect our tax rate to be minimal for fiscal 2004. This estimate is lower than the rate in fiscal 2003, primarily due the anticipated decrease in net revenues from our East Coast Sales Company operating segment and the use of our available net operating loss carryover for federal income tax purposes. The expected rate is based on current tax law and is subject to change.

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

     A substantial majority of our revenue, expense, and capital purchasing activities are transacted in U. S. dollars. However, we do enter into these transactions in other currencies, primarily the Malaysian Ringgit. The Malaysian Ringgit is pegged to the U.S. Dollar and is translated to U.S. dollars for consolidated purposes. For the first half of fiscal 2004 we reported a foreign currency exchange loss of $606, compared to a loss of $759 for the first six months of fiscal 2003, neither of which materially impacted the financial statements.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a) Exhibits.

The following exhibits are filed in connection with this Report:

No.	Description

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     b) Reports on 8-K. None.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SETO Holdings, Inc. Registrant

By: /s/ Eugene J. Pian Eugene J. Pian, President President and Chief Executive Officer Date: September 10, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Eugene J. Pian Eugene J. Pian President and Chief Executive Officer Date: September 10, 2003

/s/ Craig A. Pian Craig A. Pian Executive Vice President and Chief Financial Officer Date: September 10, 2003