Form 10KSB/A
period 2001-01-31
SETO HOLDINGS INC
filed 2003-10-03
CIK 794998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

(Amendment No. 1)

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 31, 2001

☐	Transition report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this form 10-KSB. ☐

State issuer’s revenues for its most recent fiscal year. $5,653,289

State aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $3,025,286 as of September 18, 2003.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 13,751,300 shares of common stock, $0.001 par value, outstanding on September 18, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

     This Amendment No. 1 to SETO Holdings, Inc.’s Annual Report on Form 10-KSB for the year ended January 31, 2001 includes restated consolidated financial statements as of January 31, 2001 and 2000.

     In the Company’s original Form 10-KSB dated April 25, 2001, the Company’s discontinued subsidiary, Fimas, Sdn. Bhd. financial statements were not audited and the Company’s accountants did not express an opinion on them. The financial statements for Fimas, Sdn. Bhd. have since been audited and subsequently the Company’s Auditors have expressed an opinion on the consolidated financials statements as of January 31, 2001.

     In fiscal 2001, the Company issued 180,000 shares of its common stock as compensation to a consulting firm for a consulting contract with a 15 month term. The Company originally valued the consulting agreement at $255,600 and was amortizing it over its term. In the fourth quarter of fiscal 2001, due to changing market conditions and the lack of performance by the consulting company, management revalued the consulting contract down to $50,400. The staff of the Securities and Exchange Commission (“SEC”) has advised the Company that in regard to Stock Based Compensation to Non-Employees, “the fair value of publicly traded shares is generally more readily determinable than the fair value of services rendered” and that under FAS No. 123 (Accounting for Stock Based Compensation) revaluation is not permitted. Following a series of discussions with the SEC Staff, the Company agreed to restate its consolidated financial statements for all years presented using FAS No. 123. Accordingly, the accompanying consolidated financial statements have been restated from those originally reported to reflect the resolution of these discussions between the Company and the SEC Staff regarding the valuation of stock based compensation to non-employees. This correction resulted in the Company recognizing in Fiscal 2001, $196,377 in additional Selling, General and Administrative expenses.

     In fiscal 2001, the Company reported weighted average common shares outstanding, assuming dilution of 13,788,985 shares which was incorrect. The correct amount should have been 14,557,463, because the weighted average common shares outstanding, assuming dilution, should not include the incremental shares that would be issued upon the exercise of stock options because their effect was antidilutive and should have been excluded from the calculation.

     Following its determination to restate its earnings for the matters described above, the Company also determined that it would correct certain of its historical accounting policies to conform the accounting to U.S. generally accepted accounting principles (GAAP) and certain known errors in the application of GAAP that were previously not recorded because in each such case the Company believed the amount of any such error was not material to the Company’s consolidated financial statements.

     As a result of the foregoing, the Company has restated its financial statements for the two years ended January 31, 2001 and 2000. The restatement of previously issued financial statements reduced the Company’s net earnings and diluted earnings per share in the years ended December 31, 2001 by approximately $331,543 or $.01 per share.

     Note 2, Restatement of Previously Issued Financial Statements, to the restated consolidated financial statements disclose the nature of the restatement adjustments and shows the impact of each adjustment on operating income, income (loss) from continuing operations, net loss and related per share amounts and the cumulative impact of the adjustments on the statement of operations and balance sheet for January 31, 2001.

     The Company revised Note 3 to the restated consolidated financial statements to present the revised accounting policies for certain matters included in the restatement. Other notes to the consolidated financial statements affected by the restatement have also been revised.

     This Form 10-KSB/A amends and restates Items 1 of Part I, Items 6 and 7 of Part II, and Item 11 of Part III of the original Form 10-KSB, and no other information included in the original Form 10-KSB is amended hereby. The explanatory caption at the beginning of each item of this Form 10-KSB set forth the nature of revisions to that item.

     For a discussion of events and developments subsequent to January 31, 2001, see the Company’s Quarterly report of Form 10-QSB for the quarterly period ended July 31, 2003.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Industry

     We principally distribute and fabricate on a “value-added” basis, industrial ceramic products for the airline security, aircraft, aerospace, defense and microwave industries. We also manufacture and distribute small disposable precision diamond cutting tools which are used in the fabrication of semiconductor chips and integrated circuit boards for the semiconductor and electronic industries, and we also manufacture both rechargeable cellular phone batteries along with rechargeable industrial batteries. In addition to fabricating and manufacturing, we also provide contract manufacturing for personal safety devices and to produce medical, automotive and mining safety devices. In fiscal 2001 we exited the business of manufacturing consumer electronic products in Fimas, SDN. BHD. division, as discussed below and in “Business Developments over the Last Three Years” and in Item 6 Management’s Discussion and Analysis of Financial Condition and Results of Operations – Discontinued Operations.

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

     On June 30, 1998, we issued 100,000 shares of common stock to acquire all of the issued and outstanding shares of Fuji Fabrication Sdn. Bhd. (“Fuji”), a Malaysian company which principally designed, manufactured and distributed cellular telephone and other rechargeable batteries.

     On November 19, 1999, we acquired all the issued and outstanding common stock of Hong Kong Batteries Industries, Ltd. (“HKBI”), a Hong Kong manufacturer and distributor of electronic components and industrial batteries, with joint venture partners in mainland China, in exchange for 1,500,000 shares of our common stock. In January 2001, we mutually agreed to reduce the purchase price by 100,000 shares, which were returned to us and cancelled. In March 2001, we issued to the former shareholders of HKBI an additional 500,000 shares due to HKBI generating a certain amount of post acquisition net income. The acquisition of HKBI marked the beginning of our emphasis on the design, manufacturing, marketing and distribution of products for the telecommunications industry.

     On November 27, 1999, we issued 5,000,000 shares of our common stock to acquire all the issued and outstanding capital stock of Fimas Sdn. Bhd. (Fimas), a Malaysian holding corporation with facilities in Malaysia and Suzhou, China, to manufacture electronic consumer products such as DVD players, CD ROM drives, home theater systems, CD players and a wireless computer mouse. In January 2001, the Company decided to dispose of Fimas due to low gross profit margins, increasing losses and high working capital requirements.

     On December 6, 1999, the Company entered into a joint venture with International Bearing Networks, LLC (“IBN”) a privately owned company in California, to manufacture and supply a new diamond dicing blade developed by IBN, which is manufactured using a proprietary process called Diamond LifeTM. This venture ended in June 2000.

     On January 31, 2001, we sold Fimas back to their former owners in exchange for the 5,000,000 shares of common stock we originally issued to acquire Fimas. We decided to dispose of Fimas due to its low gross profit margins, increasing losses and high working capital requirements. In February 2001, we decided to discontinue Fuji’s operations because we could not compete with Chinese companies. China was producing batteries for a third of what it cost us to manufacture. On October 1, 2001, we sold certain equipment and inventory used to manufacture and assemble cellular telephone packs to G Com Net, Inc. (“G Com”), a New York corporation for $290,547. We accepted a promissory note for the full amount, interest was stated at 10% and the note was originally due on October 1, 2002, such note was then amended on October 1, 2002 to increase the principal to $396,693 to reflect the sale of additional supplies and unpaid interest, to extend the maturity date to September 30, 2003, and to provide for the payment of interest on a monthly basis instead of quarterly. Interest payments on this note are current, although, no assurance can be given that they will remain current or that the note will be paid on maturity. In April 2001, we discontinued our SETO Ventures U.S. distribution company and its Circle 1.com marketing company, both of which were formed in 2000. On October 31, 2002, following a significant reduction in revenues and profits which we could not overcome, we closed HKBI, and thereafter we dissolved our Lexal Battery Co., Ltd. and Vision Shenzen Center Power Tech Co., Ltd. joint ventures, effectively terminating our foray into the business of manufacturing and selling consumer electronic products and rechargeable and other batteries for consumer products.

     This annual report on Form 10-KSB, including without limitation Item 6, Management’s Discussion and Analysis or Plan of Operation, contains statements which are not historical facts and are forward-looking statements which reflect Management’s expectations, estimates and assumptions. Such statements are based on information available at the time this Form 10-KSB was prepared and involves risks and uncertainties that could cause future results, performance or achievements of the Company to differ significantly from projected results. Factors that could cause actual future results to differ materially include, among others, the risks of doing business in Malaysia and Southeast Asia, including without limitation economic and political conditions, foreign currency translations risks, tariffs and other foreign trade policies and dependence on inexpensive labor in such countries, partial dependence on the semiconductor manufacturing industry, availability of raw materials, competition and technological obsolescence. The Company assumes no obligation to update such forward-looking statements, if any, at any time.

Products

     Our major products include industrial ceramics, diamond cutting tools, rechargeable cellular phone batteries, rechargeable industrial batteries, and personal safety devices, such as our CPR trainer.

     Our major customers are:

•	Original equipment manufactures who make airport security, bomb detection devices, jet engine and missiles;

•	Original equipment manufacturers who make semiconductors and light emitting diodes (LED’s); and

•	Safety and rescue industries.

•	Major cellular telephone manufacturers.

•	Major industrial rechargeable battery distributors.

     Focusing on our core competencies in the fabrication of industrial ceramics as well as our diamond tools and personal safety devices, we believe we are well positioned to provide our customers with the quality products they demand.

     Each of our operating segments uses its core competencies, and we use our relatively small size to provide “niche” services for larger companies in order to compete vigorously in each relevant market segment. Our East Coast Sales Company segment focuses on industrial ceramics for the security, detection and jet engine industries. Our Semicon Tools DTI Technology segment focuses on diamond cutting tools for the semiconductor and electronic industries. Our Fuji Fabrication and Hong Kong Batteries segments focus on the rechargeable battery market. Finally, our SETO Technology segment focuses on contract manufacturing for the safety and rescue industries.

     Industrial Ceramic Products — East Coast Sales Company

     East Coast Sales Company (ECS) operating segment distributes two principal categories of industrial ceramic products: (1) insulators, tubes, rods, crucibles and other lab-ware, all of which are standard catalogue items, and (2) custom cut ceramics for the airline security and detection industries and jet engine manufacturers. The products are manufactured by third parties and fabricated by us and warehoused and then distributed by us from our New York facilities.

     Our three major customers are developing new products all which will require our ceramic products. In addition to airport security devices our ceramic products are used in military defense equipment such as missiles and by manufacturers of jet engines for both commercial and military use.

     Net revenue for the Industrial Ceramic Product’s operating segment made up approximately 27% of our consolidated net revenue in fiscal 2001.

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

     Net revenue for the Industrial Diamond Cutting Tool operating segment made up approximately 13% of our consolidated net revenue in fiscal 2001.

     Cellular Telephone and Other Rechargeable Batteries

     The Company’s subsidiaries, Fuji Fabrication, SDN, BHD (“Fuji”) and Hong Kong Batteries Industries Ltd. (“HKBI”) manufacture rechargeable batteries for consumer and industrial use. These products rely on the availability of an adequate supply of battery cells and components which the Company purchases from international electronics manufacturers. The Company has joint venture agreements with two third-party suppliers in China to Supply batteries to the Company when the Company receives orders beyond its manufacturing capacity or is for a product which the Company does not currently manufacture. These two segments compete principally on the basis of quality, price and availability. Net revenue for the cellular and industrial battery operating segments made up approximately 59% of our consolidated net revenue in fiscal 2001.

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

     Net revenue for the Contract Manufacturing operating segment made up approximately 1% of our consolidated net revenue in fiscal 2001.

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

Manufacturing Facilities

     In Briarcliff Manor, New York, we operate a machine shop and a manufacturing facility for resin/diamond dicing blades. We lease a facility in Kepala Batas, Penang, Malaysia which is equipped to manufacture dicing blades and diamond dressing tools. In addition, the Company also manufactures rechargeable industrial batteries at a facility in Shenzhen, China

Government Regulation

     We believe our operations and facilities are in compliance with all federal, state and local environmental laws in the United States, Malaysia and China. We have not incurred any special or unusual costs to comply with environmental laws or other applicable governmental regulations.

Research and Development

     In fiscal years ended January 31, 2001 and 2000, we did not incur any research and development expenses.

Employees

     We employ approximately 50 full-time employees, of which 6 employees work in the United States and the remaining 14 are employed in Malaysia and 30 are employed in China. We also utilize outside consultants and part-time workers when required.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     Our common stock, $.001 par value, is traded on NASDAQ’s over-the-counter Bulletin Board under the symbol “SETO”

     The following table sets forth the range of high and low bid information for our common stock for each calendar quarter within the last two fiscal years, and for the first calendar quarter of 2001, as provided by Pink Sheets, LLC. Such quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Low	High

2001
First quarter	$0.74	$0.21
2000
First quarter	$0.38	$2.75
Second quarter	$1.21	$2.00
Third quarter	$1.03	$1.81
Fourth quarter	$0.31	$1.10

	Low	High

1999
First quarter	$0.14	$1.63
Second quarter	$0.30	$0.67
Third quarter	$0.30	$0.55
Fourth quarter	$0.40	$0.76

Holders

     As of April 24, 2001, there were 328 record holders of our common stock.

Recent Sales of Unregistered Securities

     On December 10, 1999, the Company issued 1,500,000 of its common stock pursuant to section 4(2) of the Securities Act in exchange for all of the issued and outstanding stock of Hong Kong Batteries. In January 2001, 100,000 shares were returned to the Company.

     On December 12, 1999, the Company issued 5,000,000 of its common stock pursuant to section 4(2) of the Securities Act in exchange for all of the issued and outstanding stock of Fimas SDN. BHD.

     On January 28, 2000, we issued 250,000 shares of our common stock to an individual who rendered consulting services to us valued at $68,000 in connection with our 1999 acquisition of Fimas Sdn. Bhd. The shares were issued pursuant to Section 4(2) of the Securities Act. In March 2001, the consultant returned 200,000 of these shares to us for cancellation.

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

     In March 2001, we issued 500,000 shares pursuant to Section 4(2) of the Securities Act to the former owners of Hong Kong Batteries Industries, Ltd. (“HKBI”), our former wholly owned subsidiary which we acquired in December 1999, and discontinued in fiscal 2003. Such shares were issued as an additional purchase price based on HKBI’s generation of a certain amount of post acquisition net income,

     In April 2001, we issued an aggregate of 500,000 shares our officers, Eugene Pian (250,000 shares), Craig Pian (150,000 shares) and Francine Pian (100,000 shares), to agreeing to extend the terms of their respective employment agreements for an additional five years, pursuant to Section 4(2) of the Securities Act. Such shares were cancelled on December 6, 2001 and replaced with options to purchase a like number of shares at $.15 per share with an expiration date of April 30, 2006.

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

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The Management’s Discussion and Analysis or Plan of Operation set forth in this Item 6 has been revised to reflect the restatement, and certain events occurring subsequent to the filing of the original Form 10-KSB, as well as to incorporate certain conforming changes. In addition, the Company updated it disclosure with respect to recently issued accounting standards, and critical accounting policies

     The following section should be read in conjunction with Item 1: Business and Item 7: Financial Statements.

     The “Strategy,” “Critical Accounting Estimates” and “Outlook” sections all contain a number of forward-looking statements, all of which are based on our current expectations. Our actual results may differ materially.

Recent Developments

     As discussed in more detail below under “Results of Operations”, in 2001 we issued shares of our common stock as compensation to a consulting firm. We originally valued the consulting agreement at $255,600 and were amortizing it over its term. In the fourth quarter of fiscal 2001, due to changing market conditions and the lack of performance by the consulting company, we revalued the consulting agreement down to $50,400. After being advised by the staff of the Securities and Exchange Commission (“SEC”), we have decided to use the fair value of our common stock to determine the fair value of services rendered at the time the contract was signed in accordance with FAS No. 123 (Accounting for Stock Based Compensation), and decreased fiscal 2002’s net income by $8,823, from $521,688 to $512,865.

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

     Fuji Fabrication Sdn. Bhd (“Fuji”) – Fuji’s strategy is to gain market share in the highly competitive cellular telephone replacement battery market. Our strategy is to gain acceptance from the major consumer product companies by providing quality products for less.

     Hong Kong Batteries Industries (“HKBI”) – HKBI’s strategy is to gain market share in the highly competitive industrial rechargeable battery market. Our strategy is to gain acceptance from the major consumer product companies by providing quality products for less.

     SETO Technology – SETO Technology’s strategy is to provide contract-manufacturing services for personal electronic safety devices and to produce medical, automotive and mining safety devices. This segment is currently developing and selling medical training products, auto safety devices and safety helmets. Currently this segment’s main product is a CPR training device used by the medical industry. We have five different models under contract on an exclusive and nondisclosure basis. SETO Technology has also contracted with a third party to develop and manufacture a safety helmet that we expect to bring to market in fiscal 2004. As of January 31, 2001, we have not incurred any expenses regarding the development of the safety helmet.

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

     Goodwill – In conjunction with the implementation of the new accounting rules for goodwill as of the beginning of Fiscal 2003 (February 1, 2002), we will complete a goodwill impairment review of East Coast Sales Company which is the reporting unit that has substantially all of our recognized goodwill. According to our accounting policy, we will also perform an annual review during the fourth quarter of fiscal 2003. We will perform a similar review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist. Our impairment review process is based on a discounted future cash flow approach that uses our estimates of revenue for the reporting unit, driven by assumed market growth rates and assumed segment share, and estimated costs as well as appropriate discount rates. In the future, we may incur charges for impairment of goodwill if the ceramic fabrication business experiences an economic downturn, new technology becomes available, we lose market acceptance, we fail to deliver new products, or if we fail to achieve our assumed revenue growth rates or assumed gross margin

     Long-Lived Assets – We assess the impairment of long-lived assets when events or changes in circumstances indicate that the carrying value of the assets or the asset grouping is not recoverable. Factors that we consider in deciding when to perform impairment review include significant under-performance of a business or product line in relation to expectations, significant negative industry or economic trends, and significant changes in our use of the assets. Recoverability of assets that will continue to be used in our operations is measured by comparing the carrying amount of the assets grouping to the related total future net cash flows. If an assets grouping carrying value is not recoverable through those cash flows, the asset grouping is considered to be impaired. The impairment is measured by the difference between the assets’ carrying amount and their fair value, based on the best information available, including market prices or discounted cash flow analysis.

     Income Taxes – In determining income for financial statement purposes, we must make certain estimates and judgments. These estimates and judgments occur in the calculation of certain tax liabilities and in the determination of the recoverability of certain tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense. As of January 31, 2001, taxes were not provided on approximately $300,062 of undistributed earnings of foreign subsidiaries, as we invest or expect to invest the undistributed earnings indefinitely. If in the future these earnings are repatriated to the United States, or if we determine such earnings will be remitted in the foreseeable future, additional tax provisions would be required.

     We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a reserve, in the form of a valuation allowance, for the deferred tax assets that we estimate will not ultimately be recoverable. As of January 31, 2001, we believe that our recorded deferred tax assets will ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets; our tax provision would increase in the period in which we determine that the recovery is not probable.

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

Results of Operations

     The financial statements for fiscal 2001 and 2000 have been restated. In fiscal 2001, we issued 180,000 shares of our common stock as compensation to a consulting firm for a fifteen month contract. We originally valued the consulting agreement at $255,600 and were amortizing it over its term. In the fourth quarter of fiscal 2001, due to changing market conditions and the lack of performance by the consulting company, we revalued the consulting contract down to $50,400. After being advised by the staff of the Securities and Exchange Commission (“SEC”), we used the fair value of our common stock to determine the fair value of services rendered at the time the contract was signed in accordance with FAS No. 123 (Accounting for Stock Based Compensation). This correction resulted in us recognizing in Fiscal 2001, and additional $196,377 in Selling, General and Administrative expenses which had a negative effect on our net income for fiscal 2001. In addition, the implementation of FAS No. 123 had no impact on our liquidity or cash flows for fiscal 2002.

     In addition, we have corrected a typographical error in our computation of earnings per share in fiscal 2001. The diluted number of common shares outstanding was originally stated as 19,365,825. Using the treasury stock method, the correct amount of diluted common shares outstanding at January 31, 2001 should have been 23,561,771.

     The following table sets forth certain consolidated statements of income data as a percentage of net revenue for the periods indicated:

	2001	2000
	Restated	Restated

Net revenues	100.00%	100.00%
Cost of sales	61.68%	53.03%

Gross margin	38.32%	46.97%
Selling, general and administrative expenses	37.03%	43.40%
Amortization of goodwill	0.49%	0.25%

Operating income	0.80%	3.82%

     For fiscal 2001, our net revenue of $5,653,289 was up approximately 59% compared to fiscal 2000, primarily due to the increase in demand for our industrial rechargeable battery products. Our increase in net revenues came primarily from our Hong Kong Battery and Fuji Fabrication operating segments in the form of significantly higher unit volumes and higher average selling prices of rechargeable batteries.

     Our gross margin percentage in fiscal 2001 of 38% was lower compared to 47% in fiscal 2000, primarily due to lower average selling prices and higher raw material costs for the components used in our industrial rechargeable batteries. See “Outlook” for a discussion of gross margin expectations.

     For fiscal 2001, the majority of our consolidated net revenue and gross margin came from sales of our industrial rechargeable battery and our custom ceramic products.

     Ceramics — East Coast Sales Company

     The revenue and operating income for the East Coast Sales Company operating segment for the two years ended January 31, 2001 and 2000 were as follows:

	2001	2000
	Restated	Restated

Revenue	$1,535,171	$1,399,482
Operating income	$265,824	$333,978

     The East Coast Sales Company operating segment is our ceramics division. Net revenues for this segment increased $135,689 or 10% in fiscal 2001 compared to fiscal 2000. The increase in revenue was due to higher sales of custom cut ceramics that are used in airport security devices and in the manufacturing process of jet engines and missiles for the military.

     Net operating income for the East Coast Sales Company operating segment decreased by $68,154 or 20% compared to fiscal 2000 primarily due to the increase in general and administrative cost some of which were reallocated from our parent company, SETO Holdings, Inc.

     Diamond Tools – Semicon Tools/DTI Technology

     The revenue and operating loss for the diamond tool operating segment for the two years ended January 31, 2001 and 2000 were as follows:

	2001	2000
	Restated	Restated

Revenue	$758,100	$680,343
Operating loss	($415,315)	($254,195)

     Net revenue in fiscal 2001 was up $77,757 or 11%, compared to fiscal 2000. The net operating loss for fiscal 2001 increased $161,120 or 63%, compared to fiscal 2000. The increase in the net operating loss from fiscal 2000 to fiscal 2001 was primarily due to lower average selling prices of diamond cutting tools and the higher general and administrative costs. The lower selling prices reflected the impact of competitive pricing pressures and a very soft semiconductor industry. In addition, the following expenses; Consulting, and labor, all increased substantially in fiscal 2001 compared to fiscal 2000.

     Cellular Batteries – Fuji Fabrication

     Our Fuji Fabrication operating segment consists of the manufacturing and distribution of replacement cellular telephone batteries. The revenue and operating income (loss) for the cellular batteries operating segment for the two years ended January 31, 2001 and 2000 were as follows:

	2001	2000
	Restated	Restated

Revenue	$731,635	$1,102,258
Operating income (loss)	($54,844)	$20,046

     Net revenue in fiscal 2001 was down $370,623 or 34%, compared to fiscal 2000. The net operating income for fiscal 2001 decreased $74,890 or 374%, compared to fiscal 2000. The decrease in the net operating income from fiscal 2000 to fiscal 2001 was primarily due to significantly lower average selling price of our rechargeable cellular telephone batteries. The lower selling prices reflect the impact of competitive pricing pressures.

     On February 1, 2001, we adopted a formal plan to sell the assets of Fuji Fabrication to G Com Net, Inc. of New York for $290,547.

     Industrial Batteries – Hong Kong Batteries Industries

     Hong Kong Batteries Industries is our industrial rechargeable battery segment. The revenue and operating loss for the industrial rechargeable batteries operating segment for the two years ended January 31, 2001 and 2000 were as follows:

	2001	2000
	Restated	Restated

Revenue	$2,576,985	$376,486
Operating income	$276,927	$18,801

     Net revenue in fiscal 2001 was up $1,896,642 or 279%, compared to fiscal 2000. The net operating income for fiscal 2001 increased $258,126 or 1,373%, compared to fiscal 2000. The increase in the net operating income from fiscal 2000 to fiscal 2001 was primarily due to the fact that we acquired Hong Kong Batteries in the forth quarter of fiscal 2000 and the operating income and net revenues were only representative of three months of operation.

     Contract Manufacturing – SETO Technology

     The revenue and operating income for the contract manufacturing operating segment for the two years ended January 31, 2001 and 2000 were as follows:

	2001	2000
	Restated	Restated

Revenue	$51,398
Operating loss	($26,960)

     Our SETO Technology operating segment is a contract manufacturer of personal electronic safety devices. This operating segment began operations during fiscal 2001 with net revenues of $51,398 and net operating loss of $26,960 which consisted of rent, insurance, utilities, depreciation and other administrative expenses.

     Operating Expenses

     Operating expenses for the two years ended January 31, 2001 and 2000 were as follows:

	2001	2000
	Restated	Restated

Selling, general and administrative expenses	$2,093,292	$1,544,108
Amortization of goodwill	$27,459	$8,811

     Selling, general and administrative expenses increased $549,184, or 36% compared to fiscal 2000. This increase was primarily due to the addition of Hong Kong Batteries and the recognition of additional consulting fees of $196,377 for stock issued to a consultant.

     Amortization of goodwill increased $18,648 in fiscal 2001 compared to fiscal 2000, which was due to the acquisition of Hong Kong Batteries in the forth quarter of fiscal 2000. Through fiscal 2001, in accordance with our accounting policy, we reviewed acquisition-related goodwill and have not identified any of our intangibles for impairment based on undiscounted cash flows, and these analyses incorporated our estimates of future cash flows related to the acquired businesses. If the new goodwill and intangibles asset accounting standards issued by the Financial Accounting Standards Board (FASB) in July 2001 had been applied in fiscal 2001, we estimate that amortization expense would have been approximately 100% lower than the $27,459 reported.

     Interest and Other, Net

     Interest and other, net and taxes for the two years ended January 31, 2001 and 2000 were as follows:

	2001	2000
	Restated	Restated

Interest income	$13,419	$3,264
Gain (loss) on sale of assets	($12,250)
Interest expense	($154,925)	($114,933)
Foreign currency exchange loss	$881	($529)
Provision for income taxes (benefit)	$44,511	$10,487

     Interest expense increased $39,992, or 35% in fiscal 2001 compared to fiscal 2000, primarily due to the Company borrowing more money on a line-of-credit in fiscal 2001. For 2000 compared to 1999 interest expense increased $61,286, primarily due to the Company borrowing more money at a higher interest rate.

     Our effective tax benefit was 42% in fiscal 2001 and our effective income tax rate was 163% in fiscal 2000. The lower adjusted rate in 2001 compared to fiscal 2000 was due to a shift in the mix of income in various tax jurisdictions.

     Foreign currency exchange income (loss) increased $1,410, or 266%, in fiscal 2001 to $881 compared to a loss of $529 in fiscal 2000. We experience currency translation gains or losses when we purchase items from foreign countries (other than Malaysia) whose currencies are not pegged to the U.S. Dollar. Historically, these gains and losses have been insignificant and therefore we do not expect any significant losses in the future.

     Discontinued Operations

     In January 2001 we disposed of our subsidiary, Fimas Sdn. Bhd. (Fimas) and reacquired the common stock previously issued in the acquisition and as a result of the sale, activities of Fimas have been accounted for as discontinued operations. At January 31, 2001 we accrued $83,849 in expenses related to the discontinued segment that were paid in fiscal 2002. They are as follows:

Consulting	$6,579
Other general and administrative expenses	4,443
Printing	11,421
Professional fees	4,210
Rent	25,872
Salaries	29,140
Utilities	2,184

Total accrued expenses	$83,849

     The components of income (loss) from discontinued operations of Fimas are as follows:

	2001	2000
	Restated	Restated

Net sales	$24,091,242	$3,084,519
Cost of sales	22,889,911	2,811,100

Gross profit	1,201,331	273,419

Selling, general and administrative expenses	1,206,932	107,079
Interest and other, net	148,917	60,065

	1,355,849	167,144

Loss before income taxes	(154,518)	106,275
Income taxes	0	15,979

Net income (loss)	($154,518)	$90,296

Financial Condition

     Our financial condition remains strong. At January 31, 2001, cash totaled $743,116, up from $349,547 at January 31, 2000. At January 31, 2001, total short-term and long-term debt was $1,230,622, an increase of $502,665 compared to January 31, 2000, which was primarily due to an increase in our short-term line of credit. At January 31, 2001, total debt was $2,312,275 which represented 99% of stockholders’ equity.

     For fiscal 2001, cash used in operating activities was $492,701, compared to cash provided by operating activities of $296,135 in fiscal 2000. Cash was used by the net loss and was used to pay down accounts payable and accrued expenses and adjusted for non-cash related items. Increases in accounts receivable, inventory and prepaid expenses were offset by depreciation, compensatory stock issued and decreases in other assets. For fiscal 2001, net cash used in discontinued operations was $282,840, compared to cash used in discontinued operations of $44,004 in fiscal 2000. This increase was primarily due to Fimas, Sdn. Bhd.’s fiscal 2001 net loss, along with a decrease in accounts payable and accrued expenses. For fiscal 2001, our three largest customers accounted for approximately 44% of net revenue.

     We used $182,270 in net cash for investing activities during fiscal 2001, compared to cash provided of $143,809 during fiscal 2000. The increase in cash used for investing activities as compared to fiscal 2000 was primarily due to the cash acquired from the acquisition of Hong Kong Batteries in fiscal 2000 of $305,603 and purchases of property and equipment. Capital expenditures in fiscal 2001 remained relatively flat compared to fiscal 2000. We anticipate capital expenditures of $150,000 for fiscal 2002.

     We received $1,061,930 in net cash for financing activities in fiscal 2001, which increased from cash “used in” financing activities of ($70,238) in fiscal 2000. The major financing uses of cash for both years were the repayment of debt. During fiscal 2001, financing sources of cash of $758,927 came from proceeds from the sale of our common stock in addition to the $919,899 we drew down on our revolving line of credit from a U.S. financial institution. In addition, we paid back a total of $616,896 in short-term and long-term debt during fiscal 2001. We have another potential source of liquidity from authorized borrowings in the form of a line-of-credit with a U.S. financial institution for $1.0 million. At January 31, 2001, we had $18,847 available for use from this line of credit. In addition, our subsidiary, DTI Technology has a banking arrangement through a Malaysian banking facility for a total of $280,000 (U.S. dollars) in available credit including $18,000 in overdraft protection and $262,000 in a line of credit.

     We believe that we have the financial resources needed to meet our anticipated business requirements for the next 12 months, including capital expenditures for the expansion or upgrading of our manufacturing capacity and working capital requirements.

Outlook

     In general, as we look ahead to the rest of fiscal 2002, the outlook continues to be uncertain, and we anticipate a year that will be largely driven by the airline security, military, jet engine and semiconductor industries as well as the global economy. Although it is difficult to predict product demand for the rest of fiscal 2004, we expect a 10% to 20% increase in revenue from our ceramic segment, East Coast Sales Company. During the second quarter of fiscal 2002 we may be able to better forecast ceramic sales more accurately. The outlook for the diamond tools industry continues to be weak. We are trying to cut costs in order to compete with other manufacturers and we are planning to improve the quality and capability of our diamond cutting products. The diamond tool industry is very dependent on the semiconductor industry, which over last three years has experienced economic decline and is still not showing signs of growth. The outlook for the rechargeable battery segments also looks weak due to increased competition from Chinese companies who can produce the same battery products for half our cost. The outlook for the contract manufacturing segment remains strong, however, we are still trying to cut costs and improve profitability. Currently, we have a contract with a third party to develop and manufacture a safety helmet that we expect to bring to market in fiscal 2004. In this environment, revenue growth for our new safety helmet is largely dependent on the commercial acceptance of our current designs and successfully marketing the designs to the safety and rescue industries, which we can not assure.

     Our financial results are substantially dependent on sales of ceramics and related products by the East Coast Sales Company operating segment. Revenue is partly a function of the mix of products we offer, all of which are difficult to forecast. Because of the changing conditions throughout the world our revenue is subject to the impact of economic conditions in various geographic regions.

     Our gross margin expectation for fiscal 2002 is approximately 42% plus or minus a few points, which is a slight increase from the fiscal 2001 gross margin of 38%. Our gross margin varies depending on unit sales volumes and product mixes. Our policy for valuation of inventory, including the determination of obsolete inventory, requires us to estimate the future demand for our products within six months or less. The estimates of future demand that we use in the valuation of inventory are also used for near-term factory planning. If our demand forecast is greater than actual demand and we fail to reduce manufacturing output accordingly, we would likely be required to record additional inventory reserves, which would have a negative impact on our gross margin. Various other factors including unit sales volumes and new technologies will also continue to affect cost of sales and the variability of gross margin percentages.

     In fiscals 2002 and 2003 we are planning to improve our cutting blade facility and updated our ceramics fabrication facility. We expect that capital spending will increase to $200,000 for fiscal 2002 from $ 182,270 in fiscal

2001. If market demand does not grow or our new products are not accepted, revenues and gross margins may also be adversely affected.

     Depreciation for fiscal 2002 is expected to be approximately $150,000, compared to $111,075 in fiscal 2001. Most of this increase would be included in cost of sales.

     We are completing the adoption of FASB Statements of Financial Accounting Standards No.’s 141 and 142 on accounting for business combinations and goodwill at the end of fiscal 2002. Accordingly we will no longer amortize goodwill from acquisitions, but will continue to amortize other acquisition-related intangibles and cost. The estimates we used are consistent with the plans and estimates that we are using to manage the underlying business. If we fail to deliver products for this group, if our new products fail to gain market acceptance, or if market conditions in the ceramic business decline, our revenue and cost forecasts may not be achieved and we may incur charges for impairment of goodwill.

     Due to our net operating loss carryforwards from prior years we expect our tax rate to be minimal for fiscal 2002. The expected rate is based on current tax law and is subject to change.

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

Forward-Looking Statements

     Our annual report on Form 10-KSB, including without limitation, Item 6, Management’s Discussion and Analysis or Plan of Operation, contains statements which are not historical facts and are forward-looking statements which reflect management’s expectations, estimates and assumptions. Such statements are based on information available at the time this form 10-KSB was prepared and involve risk and uncertainties that could cause future results, performance or achievements of the Company to differ significantly from projected results. Factors that could cause actual future results to differ materially include, among others, the risks of doing business in Malaysia and Southeast Asia, including, without limitation, economic and political conditions, foreign currency translation risks, tariffs and other foreign trade policies and dependence on inexpensive labor in such countries, the lack of acceptance of our new products, ability to retain credit facilities we need, partial dependence on the semiconductor manufacturing industries, availability of raw materials, competition and technological obsolescence. We assume no obligation to update such forward-looking statements, if any, at any time.

INSERT A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to financial market risks, including changes in currency exchange rates and interest rates. We do not try to mitigate these risks by utilizing derivative financial instruments or other risky strategies.

     A substantial majority of our revenue, expense, and capital purchasing activities are transacted in U. S. dollars. However, we do enter into these transactions in other currencies, primarily the Malaysian Ringgit. The Malaysian Ringgit is pegged to the U.S. Dollar and is translated to U.S. dollars for consolidated purposes. In fiscal 2001 we reported a foreign currency exchange gain of $881, compared to a loss of $529 in fiscal 2000, neither of which materially impacted the financial statements.

     Inflation has not had a material effect on our revenues and income from continuing operations in the past four years. Inflation is not expected to have a material future effect.

INDEX

ITEM 7. FINANCIAL STATEMENTS

The restated consolidated financial statements and supplementary data, including the notes to the restated consolidated financial statements, set for in Item 7 have been revised to reflect the restatement that became effective in the last quarter of fiscal 2000 and certain events occurring subsequent to the filing of the original Form 10-KSB.

INDEPENDENT AUDITORS’ REPORT

Board of Directors
SETO Holdings, Inc. and Subsidiaries
Briarcliff Manor, New York

     We have audited the restated consolidated balance sheet of SETO Holdings, Inc. and Subsidiaries as of January 31, 2001 and the related consolidated statements of income (loss), cash flows and changes in stockholders’ equity for the restated two years ended January 31, 2001 and 2000. These restated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these restated financial statements based on our audits. We did not audit the financial statements of DTI Technology, Sdn. Bhd., Fuji Fabrication Sdn. Bhd., Hong Kong Batteries Industries, Ltd. and SETO Technology Sdn. Bhd., wholly owned subsidiaries, which statements reflect total assets of $2,167,141 at January 31, 2001 and total sales from continuing operations for the years ended January 31, 2001 and 2000 of $3,762,354 and 1,919,491, respectively. We did not audit the financial statements of Fimas Sdn. Bhd., a subsidiary which was disposed of in January 2001 and which statements reflect a loss from discontinued operations of $154,518 for the year ended January 31, 2001 and income from discontinued operations of $90,926 for the year ended January 31, 2000. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for DTI Technology Sdn. Bhd., Fuji Fabrication Sdn. Bhd., Hong Kong Batteries Industries, Ltd., and SETO Technology Sdn. Bhd. And Fimas, Sdn. Bhd., is based solely on the report of other auditors.

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

     In our opinion, based on our audits and the reports of other auditors, the restated consolidated financial statements referred to above present fairly, in all material respects, the financial position of SETO Holdings, Inc. and Subsidiaries as of January 31, 2001 and the results of operations, cash flows and changes on stockholders’ equity as restated for the two years ended January 31, 2001 and 2000, in accordance with accounting principles generally accepted in the United States of America.

     As discussed in Note 2 to the financial statements, certain errors in the results of operations of the foreign subsidiaries were discovered by management. Accordingly, the 2001 financial statements have been restated to correct these errors.

April 25, 2001, except for Note 21,
as to which date is November 5, 2001 and	/s/ Zeller Weiss & Kahn, LLP
Note 2 as to which date is September 18, 2003
Mountainside, New Jersey

     SETO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET — JANUARY 31, 2001

Restated

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$743,116
Accounts receivable	867,737
Inventory	940,017
Prepaid expenses and other current assets	154,855
Deferred tax asset, current portion	114,209

TOTAL CURRENT ASSETS	2,819,934

PROPERTY, PLANT AND EQUIPMENT, NET OF DEPRECIATION	744,947

OTHER ASSETS
Goodwill	834,001
Security deposits and other assets	6,947
Deferred tax asset, net of current portion	220,917

TOTAL OTHER ASSETS	1,061,865

TOTAL ASSETS	$4,626,746

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$127,395
Note payable, line of credit	981,153
Accounts payable	678,620
Accrued expenses	386,533

TOTAL CURRENT LIABILITIES	2,173,701

OTHER LIABILITIES
Deferred lease liability	16,500
Long-term debt, net of current portion	122,074

TOTAL OTHER LIABILITIES	138,574

STOCKHOLDERS’ EQUITY
Common stock par value $.001; 100,000,000 shares authorized; 14,361,000 shares issued	14,361
Additional paid in capital	4,708,178
Accumulated other comprehensive income	(150,576)
Retained earnings (deficit)	(2,248,466)

2,323,497
Less common shares held in treasury, 29,400 shares at cost	(9,026)

TOTAL STOCKHOLDERS’ EQUITY	2,314,471

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,626,746

See Notes to Consolidated Financial Statements.

SETO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (LOSS)
YEARS ENDED JANUARY 31, 2001 AND 2000

	January 31,

	2001	2000
	Restated	Restated

Net revenues	$5,653,289	$3,558,569
Cost of sales	3,486,906	1,887,020

Gross margin	2,166,383	1,671,549

Selling, general and administrative expenses	2,093,292	1,544,108
Amortization of goodwill	27,459	8,811

Operating expenses	2,120,751	1,552,919

Operating income	45,632	118,630

Interest and other, net	(152,875)	(112,198)

Income (loss) before income taxes	(107,243)	6,432
Income taxes	44,511	10,487

Loss from continuing operations	(151,754)	(4,055)

Discontinued operations:
Income (loss) from operations of subsidiaries	(154,518)	90,296
Gain (loss) on disposal of subsidiaries	(685,262)

	(839,780)	90,296

Net income (loss)	($991,534)	$86,241

Earning per share information:
Income from continuing operations
Basic	($0.01)	($0.00)

Diluted	($0.01)	($0.00)

Discontinued operations:
Basic	($0.04)	$0.01

Diluted	($0.04)	$0.01

Weighted average common shares outstanding	19,365,825	11,995,985

Weighted average common shares outstanding, assuming dilution	23,561,771	14,662,652

See Notes to Consolidated Financial Statements.

SETO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
YEARS ENDED JANUARY 31, 2001 AND 2000

		Common	Additional Paid in	Treasury	Accumulated Other	Accumulated	Total Stockholders'
	Shares	Stock	Capital	Stock	Comprehensive Income	Deficit	Equity

Balance at January 31, 1999	10,548,500	$10,549	$2,779,625	($15,166)	($119,374)	($1,343,173)	$1,312,461
Net income	0	0	0	0	0	86,241	86,241
Change in foreign currency translation adjustment	0	0	0	0	(79,601)	0	(79,601)

Total comprehensive income	0	0	0	0	0	0	6,640

Issuance of shares regarding acquisition of Hong Kong Batteries Industries, Ltd	1,500,000	1,500	725,500	—	—	—	727,000
Issuance of shares regarding acquisition of Fimas, SDN. BHD.	5,250,000	5,250	4,513,112	—	—	—	4,518,362
Shares issued for cash	330,000	330	87,170	—	—	—	87,500
Shares issued for services	510,000	510	129,290	—	—	—	129,800
Shares cancelled	(20,000)	(20)	(82,622)	6,140	—	—	(76,502)

Balance at January 31, 2000	18,118,500	$18,119	$8,152,075	($9,026)	($198,975)	($1,256,932)	$6,705,261
Net loss	0	0	0	0	0	(991,534)	(991,534)
Change in foreign currency translation adjustment	0	0	0	0	48,399	0	48,399

Total comprehensive income	0	0	0	0	0	0	(943,135)

Shares issued for cash	1,262,500	1,262	757,665	—	—	—	758,927
Shares issued for services	180,000	180	255,420	—	—	—	255,600
Shares cancelled	(200,000)	(200)	(6,982)	—	—	—	(7,182)
Cancellation of shares regarding acquisition of Fimas, SDN. BHD.	(5,000,000)	(5,000)	(4,450,000)	—	—	—	(4,455,000)
							0

Balance at January 31, 2001, restated	14,361,000	$14,361	$4,708,178	($9,026)	($150,576)	($2,248,466)	$2,314,471

See Notes to Consolidated Financial Statements.

SETO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
YEARS ENDED JANUARY 31, 2001 AND 2000

	2001	2000
	Restated	Restated

OPERATING ACTIVITIES
Loss from continuing operations	($151,754)	($4,055)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	138,534	76,371
Loss on sale of equipment	12,250	2,064
Provision for deferred income taxes	0	(11,126)
Compensatory stock issued	255,600	129,800
Changes in assets and liabilities:
Accounts receivable	(69,507)	(409,766)
Inventories	(555)	(178,764)
Prepaid expenses and other current assets	(34,511)	(86,034)
Other assets	7,210	1,393
Accounts payable, and accrued expenses	(373,128)	815,756
Deferred lease liability	6,000	4,500

NET CASH PROVIDED BY (USED IN) CONTINUING OPERATIONS	(209,861)	340,139
NET CASH USED IN DISCONTINUED OPERATIONS	(282,840)	(44,004)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(492,701)	296,135

INVESTING ACTIVITIES
Cash acquired on acquisition of subsidiary		305,603
Proceeds from sale of equipment		2,659
Purchase of property and equipment	(182,270)	(164,453)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(182,270)	143,809

FINANCING ACTIVITIES
Proceeds from issuance of common stock	758,927	90,000
Proceeds from financing	919,899	290,000
Repayments of and retirement of long-term debt	(616,896)	(450,238)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,061,930	(70,238)

EFFECT OF EXCHANGE RATE ON CASH		(79,601)

NET INCREASE IN CASH	386,959	290,105
CASH, BEGINNING OF YEAR	356,157	66,052

CASH, END OF YEAR	$743,116	$356,157

See Notes to Consolidated Financial Statements.

SETO HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS

Throughout these notes to the restated consolidated financial statements, all referenced amounts reflect the balances and amounts on a restated basis.

Note 1: Nature of Operations

     SETO Holdings, Inc. (the “Company”), a Nevada Corporation, is primarily in the business of selling small precision disposable diamond and other base material tools used to cut and separate electronic components and devices. In addition, the Company has five wholly owned subsidiaries with their own product lines. They are as follows:

     East Coast Sales Company, Inc. (“ECS”) is a Connecticut corporation, which distributes and fabricates industrial ceramic products for the aircraft, aerospace, defense, and detection industries in addition to distributing clean room supplies and tools for use by semiconductor and electronic manufacturing companies.

     DTI Technology, Sdn. Bhd. (“DTI”), is a Malaysian company, which manufactures a product line similar to that of SETO Holdings, Inc.

     Fuji Fabrication, Sdn., Bhd. (“Fuji”), is a Malaysian Company which manufactures cellular phone replacement batteries.

     Hong Kong Batteries Industries Ltd. (“HKBI”), based in Hong Kong, China with manufacturing facilities in mainland China, manufactures batteries for consumer products.

     SETO Technology, Sdn. Bhd. is a Malaysian corporation, which offers sales and services to United States corporations for contract manufacturing in Malaysia.

Note 2: Restatement of Previously Issued Financial Statements

     In the Company’s original Form 10-KSB dated April 25, 2001, the Company’s discontinued subsidiary, Fimas, Sdn. Bhd. financial statements were not audited and the Company’s accountants did not express an opinion on them. The financial statements for Fimas, Sdn. Bhd., have since been audited and subsequently the Company’s Auditors have expressed an opinion on the consolidated financials statements as of January 31, 2001.

     In fiscal 2001, the Company issued 180,000 shares of its common stock as compensation to a consulting firm for a consulting contract with a 15 month term. The Company originally valued the consulting agreement at $255,600 and was amortizing it over its term. In the fourth quarter of fiscal 2001, due to changing market conditions and the lack of performance by the consulting company, management revalued the consulting contract down to $50,400. The staff of the Securities and Exchange Commission (“SEC”) has advised the Company that in regard to Stock Based Compensation to Non-Employees, “the fair value of publicly traded shares is generally more readily determinable than the fair value of services rendered” and that under FAS No. 123 (Accounting for Stock Based Compensation) revaluation is not permitted. Following a series of discussions with the SEC Staff, the Company agreed to restate its consolidated financial statements for all years presented using FAS No. 123. Accordingly, the accompanying consolidated financial statements have been restated from those originally reported to reflect the resolution of these discussions between the Company and the SEC Staff regarding the valuation of stock based compensation to non-employees. This correction resulted in the Company recognizing in Fiscal 2001, $196,377 in additional Selling, General and Administrative expenses. The correct implementation of FAS No. 123 had no impact on the Company’s liquidity or cash flows for fiscal 2001.

     Following its determination to restate its earnings for the matters described above, the Company also determined that it would correct certain of its historical accounting policies to conform the accounting to U.S. generally accepted accounting principles (GAAP) and certain known errors in the application of GAAP that were previously not recorded because in each such case the Company believed the amount of any such error was not material to the Company’s consolidated financial statements.

     In fiscal 2001, the Company reported weighted average common shares outstanding, assuming dilution of 13,788,985 shares which was incorrect. The correct amount should have been 14,557,463, because the weighted average common shares outstanding, assuming dilution, should not include the incremental shares that would be issued upon the exercise of stock options because there effect was antidilutive and should have been excluded from the calculation.

     The following illustrates the effect of the above mentioned restatements:

	January 31, 2001

	As Originally
	Reported	As Restated

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$743,116	$743,116
Accounts receivable	857,737	867,737
Inventory	949,360	940,017
Prepaid expenses and other current assets	156,032	154,855
Deferred tax asset, current portion	114,209	114,209

TOTAL CURRENT ASSETS	2,820,454	2,819,934

PROPERTY AND EQUIPMENT, NET OF DEPRECIATION	751,864	744,947

OTHER ASSETS
Goodwill	834,001	834,001
Security deposits and other assets	6,947	6,947
Deferred tax asset, net of current portion	220,917	220,917

TOTAL OTHER ASSETS	1,061,865	1,061,865

TOTAL ASSETS	$4,634,183	$4,626,746

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$127,395	$127,395
Note payable, line of credit	981,153	981,153
Accounts payable	792,452	678,620
Accrued expenses	371,769	386,533

TOTAL CURRENT LIABILITIES	2,272,769	2,173,701

OTHER LIABILITIES
Deferred lease liability	16,500	16,500
Long-term debt, net of current portion	122,074	122,074

TOTAL OTHER LIABILITIES	138,574	138,574

STOCKHOLDERS’ EQUITY
Common stock	14,361	14,361
Additional paid in capital	4,389,146	4,708,178
Accumulated other comprehensive income	(219,119)	(150,576)
Retained earnings (deficit)	(1,952,522)	(2,248,466)

	2,231,866	2,323,497
Less common shares held in treasury, 49,400 shares at cost	(9,026)	(9,026)

TOTAL STOCKHOLDERS’ EQUITY	2,222,840	2,314,471

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,634,183	$4,626,746

	January 31, 2001

	As Originally
	Reported	As Restated

Net revenues	$5,653,289	$5,653,289
Cost of sales	3,478,452	3,486,906

Gross margin	2,174,837	2,166,383

Selling, general and administrative expenses	1,889,946	2,093,292
Amortization of goodwill	27,459	27,459

Operating expenses	1,917,405	2,120,751

Operating income	257,432	45,632
Interest and other, net	(150,692)	(152,875)

Income before income taxes (benefit)	106,740	(107,243)
Income taxes (benefit)	31,092	44,511

Income from continuing operations	75,648	(151,754)
Discontinued operations:
Income (loss) from operations of subsidiaries	(154,518)	(154,518)
Gain (loss) on disposal of subsidiaries	(581,121)	(685,262)

	(735,639)	(839,780)

Net income (loss)	($659,991)	($991,534)

Earning per share information:
Income from continuing operations
Basic	$0.00	($0.01)

Diluted	$0.00	($0.01)

Discontinued operations:
Basic	($0.04)	($0.04)

Diluted	($0.04)	($0.04)

Weighted average common shares outstanding	19,365,825	19,365,825

Weighted average common shares outstanding, assuming dilution	19,365,825	23,561,771

	January 31, 2001

	As Originally
	Reported	As Restated

OPERATING ACTIVITIES
Income from continuing operations	$75,648	($151,754)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	138,534	138,534
Loss on sale of equipment	12,250	12,250
Compensatory stock issued	33,556	255,600
Changes in assets and liabilities:
Accounts receivable	(59,507)	(69,507)
Inventories	(9,898)	(555)
Prepaid expenses and other current assets	(35,688)	(34,511)
Other assets	7,210	7,210
Accounts payable, and accrued expenses	(318,188)	(373,128)
Deferred lease liability	6,000	6,000

NET CASH USED IN CONTINUING OPERATIONS	(150,083)	(209,861)
NET CASH USED IN DISCONTINUED OPERATIONS	(287,473)	(282,840)

NET CASH USED IN OPERATING ACTIVITIES	(437,556)	(492,701)

INVESTING ACTIVITIES
Purchase of property and equipment	(182,270)	(182,270)

NET CASH USED IN INVESTING ACTIVITIES	(182,270)	(182,270)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	723,927	758,927
Repayments of and retirement of long-term debt	303,002	303,003

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,026,929	1,061,930

Effect of exchange rate changes on cash	(20,144)

NET INCREASE IN CASH	386,959	386,959
CASH, BEGINNING OF YEAR	356,157	356,157

CASH, END OF YEAR	$743,116	$743,116

Note 3: Accounting Policies:

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

Goodwill

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside a business combination and the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests. The Company adopted SFAS No. 142 effective January 31, 2002.

Deferred Tax Assets

     Included in the accompanying Balance Sheet at January 31, 2001 is a deferred tax asset of $335,126 that represents the Company’s tax benefit of its federal net operating loss carryover. Realization of this asset is dependent on the Company’s ability to generate future taxable income. Management believes that it is more likely than not that forecasted taxable income will be sufficient to utilize the tax carryforwards before their expiration in 2009. However, there can be no assurance that the Company will meet its expectations of future income. As a result, the amount of the deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income are reduced. Such an occurrence could materially adversely affect the Company’s results of operations and financial condition.

Property and Equipment

     Property and equipment are stated at cost. Depreciation is computed for financial reporting purposes principally using the straight-line method over the following estimated useful lives:

Useful Lives

Leasehold improvements	10–50
Manufacturing equipment	5–20
Office equipment	5–14

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

Reclassifications

     Certain amounts reported in the previous year have been reclassified to conform to the 2001 presentation.

Treasury Stock

     The Company accounts for treasury stock using the cost method.

Note 4: Accounts Receivable

     The following is a summary of accounts receivable at January 31, 2001:

Trade accounts	$868,087
Due from employees	$10,000

$878,087
Less allowance for doubtful accounts	(10,350)

$867,737

     At January 31, 2001 accounts receivable in the amount of $867,737 were pledged as collateral in connection with bank loans.

Note 5: Inventory

     Inventory at January 31, 2001 consist of:

Finished goods	$512,711
Work in Process	69,491
Raw Materials	330,306
Supplies	27,509

$940,017

Note 6: Property and Equipment

     The following is a summary of property and equipment at cost less depreciation at January 31, 2001:

Leasehold improvements	$83,934
Manufacturing equipment	1,084,220
Office equipment	70,383

1,238,537
Less accumulated depreciation	(493,590)

Total	$744,947

     Depreciation expense charged to operations was $111,075 and $67,560 in fiscal 2001 and 2000, respectively. At January 31, 2001, property and equipment with a cost of $1,238,537 was pledged as collateral for the Company’s bank and equipment loans.

Note 7: Goodwill

     In January, 1990, the Company acquired East Coast Sales Company for $309,000. The purchase price exceeded the fair value of the assets by $134,281 which was assigned to goodwill, and is being amortized on a straight-line basis over forty years. As of January 31, 2001, accumulated amortization of goodwill amounted to $45,471.

     In June, 1998, the Company acquired Fuji Fabrication, SDN. BHD. for $100,000. The purchase price exceeded fair value of the assets by $20,999, which was assigned to goodwill and is being amortized on the straight-line basis over forty years. As of January 31, 2001, accumulated amortization of goodwill amounted to $1,356.

     In November, 1999, the Company acquired Hong Kong Batteries Industries, Ltd. for $727,000. The purchase price exceeded the fair value of the assets by $747,300, which was assigned to goodwill and is being amortized on a straight-line basis over forty years. As of January 31, 2001, accumulated amortization of goodwill amounted to $21,752.

Note 8: Earnings Per Share

     The number of shares used in the computation of the Company’s basic and diluted earnings per common share is as follows:

	2001	2000
	Restated	Restated

Weighted average common shares outstanding	19,365,825	11,995,985
Effect of using diluted securities:
Weighted average common equivalent shares from stock options	4,195,946	2,666,667

Diluted number of common shares outstanding	23,561,771	14,662,652

     Weighted average common shares outstanding, assuming dilution, includes the incremental shares that would be issued upon the exercise of stock options. At January 31, 2001 there were approximately 5.6 million shares of common stock potentially issuable with respect to stock options, which could dilute basic earnings per share in the future.

Note 9: Borrowings

Short-Term Debt

     Short-term debt at January 31, 2001 was as follows:

Current portion of long-term debt	$127,395
Line of credit	981,153

Total	$1,108,548

     Short-term debt at January 31, 2001 consisted of an outstanding line of credit with a U.S. financial institution in the amount of $1,000,000. The line of credit expires on October 31, 2002 and carries interest at an annual rate of 2.90% plus the 30 day dealer commercial paper rate. As of January 31, 2001, the Company had utilized $981,153 of the line of credit. The loan is secured by the personal guarantee of the Company’s president and the Company’s assets.

Long-Term Debt

     Long-term debt at January 31, 2001 was as follows:

Payable in U.S. dollars:
Equipment loan, due fiscal 2005 at 15%	$50,109
Equipment loan, due fiscal 2004 at 10%	19,137
Shareholder loan, due fiscal 2003 at 15%	101,046
Shareholder loan, due fiscal 2003 at 10%	41,323
Payable in other currencies:
Malaysian Ringgit, Equipment loan, due fiscal 2004 at 14.16%	37,854

249,469
Less current portion of long-term debt	(127,395)

Total	$122,074

     The aggregate debt maturities were as follows:

January 31, 2002	$127,395
January 31, 2003	84,404
January 31, 2004	31,441
January 31, 2005	6,229

$249,469

     The Malaysian borrowings were made in connection with the financing of manufacturing equipment for the Company’s Malaysian subsidiary.

Note 10: Concentrations of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Federal Deposit Insurance Corporation (FDIC) insures the cash balances up to $100,000. At January 31, 2001 the Company had uninsured cash balances of $640,527.

     A majority of the Company’s trade receivables are derived from sales to original equipment manufacturers of security detection and protection devices. The Company’s three largest customers accounted for approximately 44% of net revenue for fiscal 2001. At January 31, 2001, the three largest customers accounted for approximately 55% of net accounts receivable.

     The Company attempts to keep pace with the changing security and cutting blade industries, and has adopted credit policies and standards intended to accommodate industry growth and inherent risk. Management believes that credit risks are moderated by the diversity of the Company’s customers and geographic sales areas. SETO performs ongoing credit evaluations of its customers.

Note 11: Interest and Other, Net

	2001	2000
	Restated	Restated

Interest income	$13,419	$3,264
Loss on sale of assets	(12,250)
Interest expense	(154,925)	(114,933)
Foreign currency exchange loss	881	(529)

Total	($152,875)	($112,198)

Note 12: Comprehensive Income

     The components of other comprehensive income were $48,399 for fiscal 2001 and $79,601 for fiscal 2000. Both amounts represented changes in the Company’s foreign currency translation amounts that were recorded when the Company acquired discontinued foreign subsidiaries, Teik Tatt Holdings and Fimas, Sdn Bhd in prior years. The $48,399 charged to comprehensive income in 2001 was a result of the discontinuance of Fimas, Sdn. Bhd. The remaining amount of ($150,576) on the Company’s balance sheet under “accumulated other comprehensive income” is related to the acquisition of the Company’s foreign subsidiaries, DTI Technology, Sdn. Bhd. and Fuji Fabrication, SDN. BHD.

Note 13: Provision for Taxes

     Income before income taxes and the provision for income taxes consisted of the following:

	2001	2000
	Restated	Restated

Domestic	($407,305)	($99,523)
Foreign	300,062	105,955

Income from continuing operations before income taxes	($107,243)	$6,432

	2001	2000
	Restated	Restated

Current:
Federal State	$6,895
Foreign	37,616	$21,613

Total current	44,511	21,613

Deferred:
Federal		(11,126)
Foreign		0

Total deferred	0	(11,126)

Total provision	$44,511	$10,487

     The provision for taxes reconciles to the amount computed by applying the statutory federal rate of 35% to income before taxes as follows:

	2001	2000
	Restated	Restated

Computed expected tax	$0	$2,251
State tax, net of federal benefit Non U.S. income taxed at different rates	(102,021)	(36,025)
Increase (decrease) in valuation allowance	146,532	44,261

Provision (benefit) for income tax	$44,511	$10,487

Effective income (benefit) tax rate	-42%	163%

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred assets and liabilities at fiscal year-ends were as follows:

	2001	2000
	Restated	Restated

Deferred tax assets:
Loss carryforwards	$759,742	$471,951
Allowance for doubtful accounts	3,519	3,519

Total deferred tax assets	763,261	475,470

Deferred tax liabilities:
Difference between book and tax depreciation	4,516	470

Total deferred tax liabilities	4,516	470

Net deferred tax assets before valuation allowance	758,745	475,000
Valuation allowance	423,619	139,874

Net deferred tax asset	$335,126	$335,126

     The Company does not provide for U.S. income taxes or foreign withholding taxes on the undistributed earnings of its foreign subsidiaries, as such cumulative earnings are intended to be permanently reinvested in those operations. It is not practicable to estimate the amount of unrecognized deferred tax liabilities for these undistributed foreign earnings.

Note 14: Common Stock Options

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

     Additional information with respect to stock option activity other than the Company’s Non-statutory Stock Option Plan is as follows:

		Weighted Average
	Number of Shares	Exercise Price

Outstanding at January 31, 1999	6,000,000	$0.23
Granted	0
Cancelled	0

Outstanding at January 31, 2000	6,000,000	$0.23
Granted	250,000	$1.10
Cancelled	(500,000)	$0.10

	5,750,000	$0.29

Options exercisable at January 31, 2000	6,000,000	$0.23

Options exercisable at January 31, 2001	5,600,000	$0.24

Stock Options Outstanding

		Weighted Average
		Remaining
	Number of Shares	Contractual Life in	Weighted Average
Ranges of Exercise Prices	Outstanding	Years	Exercise Price

$0.10 - $0.25	4,000,000	5.25	$0.14
$0.26 - $0.50	1,600,000	3.55	$0.50
$0.51 - $1.50	150,000	0.56	$1.50

	5,750,000	3.37	$0.29

Stock Options Exercisable

		Weighted Average
		Remaining
	Number of Shares	Contractual Life in	Weighted Average
Ranges of Exercise Prices	Outstanding	Years	Exercise Price

$0.10 - $0.25	4,000,000	5.25	$0.14
$0.26 - $0.50	1,600,000	3.55	$0.50
$0.51 - $1.50

	5,600,000	3.32	$0.29

Note 15: Stock Based Compensation to Non-Employees

     In Fiscal 2001, the Company recognized compensation to non-employees for stock issued as compensation at the discounted fair market value of the stock as of the date of issue. Discounted fair market value is determined by the average closing price of the stock each day for the prior twelve month period following the date of issue. At January 31, 2001 the Company issued a total of 180,000 shares of common stock to consultants and recognized consulting expense of $246,777.

Note 16: Commitments

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

$825,000

     Rent expense charged to operations was $73,478 and $66,000 in fiscal 2001 and 2000, respectively.

     In addition, the Company leases several vehicles under operating lease terms expiring through fiscal 2004. Total lease expense was $49,283 and $34,452 for the years ended January 31, 2001 and 2000, respectively.

Note 17: Employment Agreements

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

     As of January 31, 2001 and 2000, no accrual has been made for officer’s bonuses.

Note 18: Discontinued Operations

     On January 1, 2001, the Company adopted a formal plan to dispose of Fimas, SDN. BHD. (“Fimas”) and reacquired the common stock previously issued in the acquisition at $.89 per share. As a result, the activities for Fimas have been accounted for as discontinued operations. These results are presented as net amounts in the consolidated statements of income, with prior periods restated to conform to the current presentation.

     Net sales of Fimas for the years ended January 31, 2001 and 2001 were $24,091,242 and $3,084,519, respectively. These amounts are not included in net sales in the accompanying consolidated statements of income, but rather are presented as net amounts in the consolidated statements of income, with prior periods restated to conform to the current presentation. The condensed results of the discontinued operations were as follows:

	2001	2000
	Restated	Restated

Net sales	$24,091,242	$3,084,519
Cost of sales	22,889,911	2,811,100

Gross profit	1,201,331	273,419

Selling, general and administrative expenses	1,206,932	107,079
Interest and other, net	148,917	60,065
	1,355,849	167,144

Loss before income taxes	(154,518)	106,275
Income taxes	0	15,979

Net income (loss)	($154,518)	$90,296

     In conjunction with the discontinuance of operations, at January 31, 2001, the Company has recorded a provision of $83,849 for estimated disposition costs.

Note 19: Principal Products and Segmentation of Sales

     The Company has adopted FASB Statement No. 131, “Disclosures about Segments of a Business Enterprise and Related Information.” The Company is managed in three principal operating segments, which are (1) custom cut and fabricated ceramic parts for the aircraft, aerospace, defense, detection/protection industries, (2) the manufacturing of disposable precision diamond cutting tools for the semiconductor and electronics industries, (3) cellular telephone batteries, (4) industrial rechargeable batteries, and (5) contract manufacturing of personal safety devices. These operating segments were determined based on the nature of the products and services offered. Operating segments are defined as components of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision-maker (CEO) to decide how to allocate resources and to assess performance.

     Operating segments do not record inter-segment revenue, and, accordingly, there is none to be recorded. The accounting policies for segment reporting are the same as for the Company as a whole. Financial information relating to the principal industry segments and classes of products are as follows:

	2001	2000
	Restated	Restated

Sales to customers:
Ceramics	$1,535,171	$1,399,482
Diamond tools	758,100	680,343
Cellular batteries	731,635	1,102,258
Industrial batteries	2,576,985	376,486
Contract manufacturing	51,398

Total sales	$5,653,289	$3,558,569

Operating profit or loss:
Ceramics	$265,824	$333,978
Diamond tools	(415,315)	(254,195)
Cellular batteries	(54,844)	20,046
Industrial batteries	276,927	18,801
Contract manufacturing	(26,960)

Total operating profit	$45,632	$118,630

	2001	2000
	Restated	Restated

Identifiable assets:
United States	$2,041,122	$1,783,790
Far East	2,373,612	2,074,937
Canada	203,189	241,939

Total sales	$4,617,923	$4,100,666

     In fiscal 2001, two customers accounted for more than 10% of the Company’s revenue and three customers accounted for 44% of the Company’s revenue.

Note 20: Supplemental Cash Flow Information

	2001	2000
	Restated	Restated

Interest paid during the year	$152,953	$114,933

Income taxes paid during the year

Supplemental schedule of non-cash investing and financing activities:
Issuance of common shares for purchase of subsidiaries		$5,245,362

Cancellation of common shares relating to disposition of subsidiary	$4,518,362

Note 21: Subsequent Events

     On February 1, 2001, the Company adopted a formal plan to sell the assets of Fuji Fabrication, SDN. BHD. (“Fuji”) to G Com Net, Inc. (“G Com”) of New York. On October 1, 2001, the Company signed an agreement with G Com for the purchase of equipment and supplies for $290,547 plus interest. The Company will assume a demand note and will be due and payable in full on September 30, 2001. In addition, the Company will receive quarterly interest payments of $7,264 with the first interest payment to be paid on January 1, 2002.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH 16(a) OF THE EXCHANGE ACT

     The following table sets forth certain information concerning the current directors and executive officers of the Company, who will serve for one year or until their respective successors are elected and have qualified:

Name	Age	Position

Eugene Pian	61	President, Chief Executive Officer and Director
Craig Pian	39	Executive Vice President, Treasurer and Director
Francine Pian	41	Secretary and Director
Tan Hun Chin	39	Director

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

     Tan Hun Chin – Mr. Tan, a resident of Malaysia, has been a director of the Company since November 1998. Since 1991 Mr. Tan has been a managing director of Gentlecare Learning Center (M) Sdn. Bhd., a childcare center in Malaysia. Since 1996 he has also been an executive director of Intellect Technology Aura (M) Sdn. Bhd., and electronic subcontract manufacturing company. He has been a managing director of Fuji Fabrication Sdn. Bhd. Since it became a wholly owned subsidiary of the Company in June 1998. Mr. Tan holds a management and business degrees from the United Kingdom and Canadian Universities.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Based solely on a review of copies for Forms 3, 4, and 5 received, and on written representations from its officers and directors that is updating Section 16(a) forms were required to be filed by them, we believe that no officer or director filed a late report or failed to file a required report under Section 16(a) of the Exchange Act during or in respect at the year ended January 31, 2001.

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

					Long-Term
	Annual Compensation				Compensation

					Securities
				Other Annual	Underlying Options/
Name and Principal Position	Year	Salary	Bonus	Comp (1)	SARs (#)

Eugene Pian, Chief Executive Officer	2000	110,000	—	—	—
	1999	110,000	—	—	—
	1998	107,499	—	—	500,000

Craig Pian, Executive Vice	2000	113,423	—	—	50,000
President and Treasurer	1999	91,384	—	—	—
	1998	83,769	—	—	500,000

(1)	Excludes perquisites and other benefits, unless the aggregate amount of such compensation is at least the lesser of either $50,000 of 10% of the total annual salary and bonus reported for the named executive officer.

Options/SAR Grants in the Last Fiscal Year

	Number of	% of Total
	Securities	Options/SARS
	Underlying	Granted to
	Options/SARS	Employees in Fiscal	Exercise or Base		Market Price on
Name	Granted (#)	Year	Price ($/share)	Expiration Date	Date of Grant ($)

Eugene Pian	0	—	—	—	—
Craig Pian	50,000	16%	$0.50	02/04/02	$0.48

Aggregated Option/SAR Exercises in Fiscal Year 2003 and Option/SAR Values at January 31, 2001

			Number of Securities
			Underlying Unexercised		Value of Unexercised
			Options/SARs Fiscal Year-End		in-the-Money Options/SARs at
			(#)		Fiscal Year-end ($)

	Shares Acquired on	Value
Name	Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Eugene Pian	—	—	1,000,000	0	390,000	—
	—	—	1,000,000	0	540,000	—
	—	—	500,000	0	45,000	—
Craig Pian	—	—	1,000,000	0	390,000	—
	—	—	1,000,000	0	540,000	—
	—	—	500,000	0	45,000	—
	—	—	50,000	0	4,500	—

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information as to the number of shares of our common stock deemed to be owned beneficially by each person known by the Registrant to be the beneficial owner of more than 5% of our outstanding common stock, each of its executive officers and directors, and all of its executive officers and directors as a group at April 13, 2001. Except as indicated in the footnotes to this table, we believe that the named persons have sole voting power with respect to the shares indicated:

Name and Address of Beneficial Owner	Position with Company	Number of Shares		Percentage of Class

Eugene Pian	President & Director	4,364,567	(1)	30.46%
c/o Semicon Tools, Inc.
554 North State Road
Briarcliff Manor, NY 10510

Craig Pian	Executive Vice President,	2,700,333	(2)	18.85%
c/o Semicon Tools, Inc.	Treasurer & Director
554 North State Road
Briarcliff Manor, NY 10510

Francine Pian	Secretary & Director	1,003,560	(3)	7.01%
c/o Semicon Tools, Inc.
554 North State Road
Briarcliff Manor, NY 10510

Tan Hun Chin	Director	580,000	(4)	4.05%
#35, Lintang Delima 3, Greenlane
11700 Penang, Malaysia

All Directors and Executive Officer as a group (4 persons)		8,648,460	(5)	60.37%

(1)	Includes currently exercisable options to purchase 2,500,000 shares of common stock, 225,000 shares of common stock held under voting trusts which terminate when the shareholder sell his stock, and 25,000 shares owned by his spouse as to which he disclaims beneficial ownership.

(2)	Includes currently exercisable options to purchase 2,550,000 shares of common stock.

(3)	Includes currently exercisable options to purchase 550,000 shares of common stock

(4)	Includes currently exercisable options to purchase 550,000 shares of common stock

(5)	Includes currently exercisable options to purchase 6,150,000 shares of common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Index of Exhibits

3(a)	Articles of Incorporation(1)
3(b)	By-Laws(1)
3(c)	Amendment to Articles of Incorporation(2)
10(a)	Agreement of merger with Semicon Tools, Inc., a New York Corporation(2)
10(b)	Articles of Merger(2)
10(c)	Certificate of Merger(2)
10(d)	Patent License(1)
10(e)	Patent No. 4,219.004(1)
10(f)	License Agreement with Bookuk Industry Company, Ltd.(1)
10(i)	Thermode/Synthrode Supplier Agreement(1)
10(j)	East Coast Sales Acquisition Agreement(3)
10(k)	$300,000 Promissory Note(3)
10(l)	Amendment to East Coast Sales Acquisition Agreement(4)
10(m)	Teik Tatt Holding Co. (1979) Sdn. Bhd. Acquisition Agreement(5)
10(n)	Teik Tatt Holding Co. disposition agreement(6)
10(o)	Hong Kong Batteries Industries, Ltd.(8)
10(p)	Fimas Sdn. Bhd. Acquisition Agreement(8)
10(q)	Fimas Sdn. Bhd. Disposition Agreement(10)
16	The required letter from the former accountants (previously filed).
21	List of Subsidiaries (filed herewith).
23	Consent of Independent Accountants (filed herewith).
99.1	Section 906 Certification Letter (filed herewith).

1.	Incorporated by Reference from Registrant’s Registration Statement on Form S-18 declared effective June 8, 1988.

2.	Incorporated by Reference from Registrant’s Form 8-K Report dated May, 19, 1987.

3.	Incorporated by Reference from Registrant’s Form 8-K Report dated February 19, 1990.

4.	Incorporated by Reference from Registrant’s Form 10-K Report for the year ended January 31, 1991.

5.	Incorporated by Reference from Registrant’s Form 8-K Report dated December 9, 1997.

6.	Incorporated by Reference from Registrant’s Form 8-K Report dated December 10, 1998.

7.	Incorporated by Reference from Registrant’s Form 8-K Report dated December 9, 1999.

8.	Incorporated by Reference from Registrant’s Form 8-K Report dated December 10, 1999.

9.	Incorporated by Reference from Registrant’s Form 8-K Report dated January 29, 1993.

10.	Incorporated by Reference from Registrant’s Form 8-K Report dated January 31, 2001.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SETO Holdings, Inc.
Registrant

By: /s/ Eugene J. Pian Eugene J. Pian, President Date: September 18, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Eugene J. Pian

Eugene J. Pian Director Date: September 18, 2003

/s/ Craig A. Pian

Craig A. Pian Director Date: September 18, 2003

/s/ Francine Pian

Francine Pian Director Date: September 18, 2003

CERTIFICATION PURSUANT TO SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

I, Eugene J. Pian, certify that:

1.	I have reviewed SETO Holdings, Inc. and Subsidiaries’ Amendment No. 1 to the Annual Report on Form 10-KSB for the year ended January 31, 2001;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 18, 2003

/s/ Eugene J. Pian Eugene J. Pian Chief Executive Officer

CERTIFICATION BY THE EXECUTIVE VICE PRESIDENT
AND CHIEF FINANCIAL OFFICER

I, Craig Pian, certify that:

1.	I have reviewed SETO Holdings, Inc. and Subsidiaries’ Amendment No. 1 to the Annual Report on Form 10-KSB for the year ended January 31, 2001;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 18, 2003

/s/ Craig Pian
Craig Pian
Chief Executive Officer

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