Form 10QSB
period 2003-10-31
SETO HOLDINGS INC
filed 2003-12-15
CIK 794998

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended October 31, 2003

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________ to ________________

Commission file number  0-28698

SETO HOLDINGS, INC,
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	77-0082545 (I.R.S.) Employer Identification Number

554 North State Road, Briarcliff Manor, New York, 10510
(Address of principal executive offices)

Registrant’s telephone number, including area code  (914) 923-5000

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]    No [   ]

Class Common stock $.001 par Value	Outstanding at October 31, 2003 13,191,670

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED STATEMENT OF INCOME
CONSOLIDATED CONDENSED BALANCE SHEET — OCTOBER 31, 2003
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. CONTROLS AND PROCEDURES
ITEM 4. SIGNATURES AND CERTIFICATIONS OF THE CHIEF EXECUTIVE OFFICER AND THE CHIEF FINANCIAL OFFICER OF THE COMPANY
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
Exhibit 31.1 302 Certification of CEO
Exhibit 31.2 302 Certification of CFO
Exhibit 32.1 906 Certification of CEO
Exhibit 32.2 906 Certification of CFO

SETO HOLDINGS, INC.
INDEX TO FORM 10-QSB
FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2003

INDEX

Part I.	Financial Information

	Item 1.	Consolidated Condensed Financial Statements

		Consolidated Condensed Statement of Income for the nine and three months ended October 31, 2003 and 2002 (restated)	1

		Consolidated Condensed Balance Sheet as of October 31, 2003	2

		Consolidated Condensed Statement of Cash Flows for the nine months ended October 31, 2003 and 2002 (restated)	3

		Notes to Financial Statements	4 — 10

	Item 2.	Management’s Discussion and Analysis of Financial Condition	11 — 22

	Item 3.	Qualitative and quantitative disclosures about market risk	22

	Item 4.	Controls and procedures	23 — 24

Part II.	Other Information

	Item 6.	Exhibits	25 — 30

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SETO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF INCOME
NINE AND THREE MONTHS ENDED OCTOBER 31, 2003 AND 2002
(UNAUDITED)

	Nine Months Ended		Three Months Ended
	October 31		October 31

		2002		2002
	2003	Restated	2003	Restated

Net revenues	$2,888,063	$5,816,794	$927,455	$2,434,711
Cost of sales	1,100,458	2,689,793	357,667	1,219,769

Gross margin	1,787,605	3,127,001	569,788	1,214,942

Operating expenses:
Selling, general and administrative expenses	1,621,284	1,613,894	549,287	638,418
Amortization of acquisition-related intangibles	45,000		15,000

Operating expenses	1,666,284	1,613,894	564,287	638,418

Operating income	121,321	1,513,107	5,501	576,524
Interest and other, net	(336,139)	(69,676)	(375,769)	(2,480)

Income (loss) before income taxes (benefit)	(214,818)	1,443,431	(370,268)	574,044
Income taxes (benefit)	45,037	(15,820)	17,526	45,504

Income (loss) from continuing operations	(259,855)	1,459,251	(387,794)	528,540

Discontinued operations:
Income (loss) from operations of subsidiaries	(1,608)	(123,005)	0	(51,441)
Loss on disposal of subsidiaries	(36,127)	(906,942)	(36,396)	(878,096)

	(37,735)	(1,029,947)	(36,396)	(929,537)

Net income (loss)	$(297,590)	$429,304	$(424,190)	$(400,997)

Earning per share information:
Income (loss) from continuing operations
Basic	($0.02)	$0.10	($0.03)	$0.04

Diluted	($0.02)	$0.10	($0.03)	$0.03

Discontinued operations:
Basic	($0.00)	($0.07)	($0.00)	($0.06)

Diluted	($0.00)	($0.07)	($0.00)	($0.06)

Weighted average common shares outstanding	14,083,925	14,484,700	13,642,604	14,484,700

Weighted average common shares outstanding, assuming dilution	14,083,925	14,484,700	13,642,604	15,226,079

SETO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET — OCTOBER 31, 2003
(UNAUDITED)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$179,472
Accounts receivable	394,274
Inventory	919,546
Prepaid expenses and other current assets	32,058
Deferred tax asset, current portion	49,000

TOTAL CURRENT ASSETS	1,574,350

PROPERTY, PLANT AND EQUIPMENT, NET OF DEPRECIATION	649,303

OTHER ASSETS
Deferred product development costs	193,895
Goodwill	85,453
Other intangible asset	245,000
Security deposits and other assets	11,039
Deferred tax asset, net of current portion	335,622

TOTAL OTHER ASSETS	871,009

TOTAL ASSETS	$3,094,662

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Note payable, line of credit	$169,363
Accounts payable	92,587
Accrued expenses	192,961

TOTAL CURRENT LIABILITIES	454,911

OTHER LIABILITIES
Deferred lease liability	30,000

TOTAL OTHER LIABILITIES	30,000

STOCKHOLDERS’ EQUITY
Common stock par value $.001; 100,000,000 shares authorized; 13,534,100 shares issued	13,534
Additional paid in capital	4,424,875
Accumulated other comprehensive income	(150,522)
Retained earnings (deficit)	(1,595,502)

2,692,385
Less common shares held in treasury, 342,430 shares at cost	(82,634)

TOTAL STOCKHOLDERS’ EQUITY	2,609,751

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,094,662

SETO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
NINE MONTHS ENDED OCTOBER 31, 2003 AND 2002
(UNAUDITED)

		2002
	2003	Restated

OPERATING ACTIVITIES
Income (loss) from continuing operations	$(259,855)	$1,459,251
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	104,055	78,867
Amortization and impairment of intangibles and other acquisition-related costs	45,000
Gain on sale of equipment	(31,749)
Provision for deferred income taxes	35,304	(70,000)
Write off of note receivable	364,193
Changes in assets and liabilities:
Accounts receivable	491,701	(390,561)
Inventories	(19,134)	(23,389)
Prepaid expenses and other current assets	(1,634)	(135,861)
Deferred product development costs	(15,017)
Other assets	(5,039)	(2,302)
Accounts payable, and accrued expenses	(185,612)	283,519
Deferred lease liability	1,500	4,500

NET CASH PROVIDED BY CONTINUING OPERATIONS	523,713	1,204,024
NET CASH USED IN DISCONTINUED OPERATIONS	(9,678)	(125,330)

NET CASH PROVIDED BY OPERATING ACTIVITIES	514,035	1,078,694

INVESTING ACTIVITIES
Proceeds from sale of equipment	45,960
Purchase of property and equipment	(133,599)	(107,299)

NET CASH USED IN INVESTING ACTIVITIES	(87,639)	(107,299)

FINANCING ACTIVITIES
Decrease in short-term debt, net	(375,662)	(406,971)
Repayments of and retirement of long-term debt	(61,924)	(79,072)
Repurchase and retirement of common stock	(317,752)	(50,241)

NET CASH USED IN FINANCING ACTIVITIES	(755,338)	(536,284)

NET INCREASE (DECREASE) IN CASH	(328,942)	435,111
CASH, BEGINNING OF YEAR	508,414	182,417

CASH, END OF YEAR	$179,472	$617,528

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest	$10,817	$92,192

Income taxes	$16,972	$5,515

The Company acquired trade show equipment in the amount of $32,500 in a non-cash transaction with G Com.Net

SETO HOLDINGS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.	PREPARATION OF INTERIM FINANCIAL STATEMENTS

The consolidated financial statements have been prepared by SETO Holdings, Inc. (the “Company”) in conformity with accounting principles generally accepted in the United States and are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-KSB for the year ended January 31, 2003. In the opinion of management, the Company’s interim financial statements include all adjustments (consisting of normal recurring accruals and adjustments necessary for adoption of new accounting standards) necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such Securities and Exchange Commission rules. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim periods are not necessarily indicative of results for the full year. The unaudited financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s January 31, 2003 Annual Report on Form 10-KSB. Certain amounts presented for the nine months ended October 31, 2002 have been reclassified to conform to the current presentation.

The consolidated financial statements include the accounts of the Company and its subsidiaries, which are wholly owned. All significant intercompany transactions are eliminated in the consolidation process.

2.	RECENT ACCOUNTING PRONOUCEMENTS

In May 2003, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement establishes standards for how to classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires certain financial instruments that are within the scope to be classified as a liability (or net asset in some circumstances), which previously were classified as equity. This statement is effective for financial statements entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement is not expected to have a material impact on the Company’s financial statements.

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

4.	INVENTORY

Inventory at October 31, 2003 consists of:

Finished goods	$523,038
Work in Process	45,520
Raw Materials	329,243
Supplies	21,745

$919,546

5.	GOODWILL

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

On December 1, 2002, the Company acquired the customer lists from a Malaysian Company for $300,000, to be amortized over a period of 5 years. The Company’s identified intangible assets are subject to amortization. Amortization of identified intangible assets amounted to $45,000 and $0 for the nine months ended October 31, 2003 and 2002, respectively.

7.	NOTES PAYABLE AND LONG-TERM DEBT

The Company has an available line-of-credit with a financial institution in the amount $1,700,000. The line-of-credit carries an annual rate of 2.9% plus the 30-day commercial paper rate with an expiration date of December 31, 2003. As of October 31, 2003, the Company had utilized $169,363 of the line-of-credit. The personal guarantee of the Company’s president and the assets of the Company secure the line-of-credit.

8.	INTEREST AND OTHER, NET

Interest and Other, net included:

	Nine Months Ended		Three Months Ended
	October 31		October 31

		2002		2002
	2003	Restated	2003	Restated

Interest income	$11,958	$23,663	($7,920)	$9,238
Gain on sale of asset	31,749
Interest expense	(14,595)	(92,192)	(3,204)	(11,330)
Loss on write off of note receivable	(364,193)		(364,193)
Foreign currency exchange income (loss)	(1,058)	(1,147)	(452)	(388)

Total	$(336,139)	$(69,676)	$(375,769)	$(2,480)

9.	COMMITMENTS AND CONTINGENCIES

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

October 31, 2004	$66,000
October 31, 2005	66,000
October 31, 2006	66,000
October 31, 2007	69,000
October 31, 2008	72,000
Thereafter	324,000

$663,000

Rent expense charged to operations was $50,500 and $49,500 in Q3 2004 and Q3 2003, respectively.

10.     EARNINGS PER SHARE

The following reconciles the number of common shares outstanding at October 31 of 2003 and 2002 to the weighted average number of common shares outstanding for the purposes of calculating basic and dilutive earnings per share:

	Nine Months Ended		Three Months Ended
	October 31		October 31

		2002		2002
	2003	Restated	2003	Restated

Weighted average common shares outstanding	14,083,925	14,484,700	13,642,604	14,484,700
Effect of using diluted securities:
Weighted average common equivalent shares from stock options				741,379

Diluted number of common shares outstanding	14,083,925	14,484,700	13,642,604	15,226,079

At October 31, 2003 there were approximately 6,000,000 million shares of common stock potentially issuable with respect to stock options, which could dilute basic earnings per share in the future.

11.     STOCK REPURCHASE PROGRAM

During the first nine months of fiscal 2004, the Company repurchased 1,293,030 shares of common stock under the Company’s authorized repurchase program at a cost of $317,752 and cancelled 1,024,300 shares. On June 27, 2003 the Company with unanimous consent of its board of directors, increased its stock repurchase program from one million shares to two and a half million shares. As of October 31, 2003 a total of 957,670 shares remained available for repurchase under the program.

12.     DISPOSITION OF SUBSIDIARY

On February 1, 2001, the Company adopted a formal plan to sell Fuji Fabrication, SDN, BHD. On October 1, 2001, the assets of Fuji Fabrication, which consisted primarily of inventory and equipment, were sold for $290,547 with the Company assuming a note for the full amount of the selling price. On October 1, 2002 the Company recast the note for $396,693, which included the sales of additional inventory and previously accrued interest. Interest on the note is stated at 10% (annually) and was payable in 12 monthly installments. On July 1, 2003 the company received $32,500 in equipment which was offset against the note receivable at July 31, 2003. The note was payable in full on September 30, 2003. On October 1, 2003, the payee, G Com Net, defaulted on the note and the Company wrote off the remaining note balance of $364,193 and expensed it to “Interest and other, net” (see Note 8).

Fuji Fabrication had no sales for the nine months ended October 31, 2003 and 2002. General and administrative expenses for the nine months ended October 31, 2003 and 2002 totaled $1,608 and $6,384, respectively. In addition, at October 31, 2002, Fuji Fabrication recognized $129,708 in miscellaneous income related to forgiveness of debt. The company ceased Fuji’s operations on October 31, 2003.

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

Operating segments do not record inter-segment revenue, and, accordingly, there is none to be recorded. The accounting policies for segment reporting are the same as for the Company as a whole. Financial information relating to the principal industry segments and classes of products are as follows:

	Nine Months Ended		Three Months Ended
	October 31		October 31

		2002		2002
	2003	Restated	2003	Restated

Sales to customers:
Industry A — Ceramics	$2,199,280	$4,551,500	$693,115	$1,976,373
Industry B — Diamond tools	354,946	677,573	$92,373	244,208
Industry C — Contract manufacturing	333,837	587,721	$141,967	214,130

	$2,888,063	$5,816,794	$927,455	$2,434,711

	Nine Months Ended		Three Months Ended
	October 31		October 31

		2002		2002
	2003	Restated	2003	Restated

Operating income or (loss):
Industry A — Ceramics	$426,536	$1,621,012	$141,655	$643,351
Industry B — Diamond tools	(276,127)	(211,953)	(112,670)	(103,980)
Industry C — Contract manufacturing	(29,088)	104,048	(23,484)	37,153

	$121,321	$1,513,107	$5,501	$576,524

	Nine Months Ended		Three Months Ended
	October 31		October 31

		2002		2002
	2003	Restated	2003	Restated

Sales to customers:
United States	$2,043,465	$2,616,755	$838,033	$275,860
Far East	93,993	133,960	26,023	71,924
Canada	750,605	3,066,079	63,399	2,086,927

	$2,888,063	$5,816,794	$927,455	$2,434,711

          Net property, plant and equipment by country were as follows:

		2002
	2003	Restated

United States	$217,359	$322,640
Far East	431,944	308,654

	$649,303	$631,294

Three customers each accounted for more than 10% of total sales and together accounted for approximately 63% and 78% of total sales for the nine and three months ended October 31, 2003.

14.	RESTATEMENT OF PRIOR YEAR RESULTS

The accompanying consolidated financial statements for Q3 2003 have been restated from those originally reported to reflect a reduction in the Company’s deferred tax asset and accumulated amortization. In Q4, fiscal 2003, the Department of HomeLand Security’s deadline for airport security devices being installed in U.S. airports expired in early December. Due to this deadline, the Company’s management projected less revenue and profits for the fourth quarter of fiscal 2003 and made a decision to revalue its deferred tax asset at October 31, 2002. The Company recorded a deferred tax benefit of $206,456 in Q3 fiscal 2003, because management expected to use less of their available net operating loss carryforward. During the fourth quarter of fiscal 2003, East Coast Sales’ revenue and profits had exceeded management’s expectations and actually used more of the Company’s available net operating loss carryforward and therefore they decided to adjust it accordingly. In addition, the Company erroneously booked goodwill amortization expense of $2,518 for the nine months ended October 31, 2003. The Company had adopted SFAS No. 142 effective January 31, 2002 and accordingly, had ceased amortizing amounts related to goodwill starting January 31, 2002. The balance of goodwill is related to the Company’s East Coast Sales Company segment.

As a result, income from continuing operations for Q3 2003 decreased $249,442. Earnings per share was reduced from $.12 per share to $.10 per share for the nine months ended October 31, 2002 and for the three months ended October 31, 2002, earnings per share was reduced from $.05 per share to $.04 a share. The restatements had no effect on cash flows.

The following illustrates the effect of the above mentioned restatements:

	Nine Months Ended October 31, 2002		Three Months Ended October 31, 2002

	As Originally		As Originally
	Reported	As Restated	Reported	As Restated

Net revenues	$5,816,794	$5,816,794	$2,434,711	$2,434,711
Cost of sales	2,689,793	2,689,793	1,219,769	1,219,769

Gross margin	3,127,001	3,127,001	1,214,942	1,214,942
Operating expenses	1,616,412	1,613,894	640,936	638,418

Operating income	1,510,589	1,513,107	574,006	576,524
Interest and other, net	(69,676)	(69,676)	(2,480)	(2,480)

Income before income taxes (benefit)	1,440,913	1,443,431	571,526	574,044
Income taxes (benefit)	(267,780)	(15,820)	(206,456)	45,504

Income from continuing operations	1,708,693	1,459,251	777,982	528,540
Discontinued operations:
Income (loss) from operations of subsidiaries	(123,005)	(123,005)	(51,441)	(51,441)
Gain (loss) on disposal of subsidiaries	(906,942)	(906,942)	(878,096)	(878,096)

	(1,029,947)	(1,029,947)	(929,537)	(929,537)

Net income (loss)	$678,746	$429,304	$(151,555)	$(400,997)

Earning per share information:
Income from continuing operations
Basic	$0.12	$0.10	$0.05	$0.04

Diluted	$0.12	$0.10	$0.05	$0.04

Discontinued operations:
Basic	$(0.07)	$(0.07)	$(0.06)	$(0.07)

Diluted	$(0.07)	$(0.07)	$(0.06)	$(0.07)

Weighted average common shares outstanding	14,484,700	14,484,700	14,484,700	14,271,000

Weighted average common shares outstanding, assuming dilution	14,484,700	14,484,700	15,226,079	14,271,000

Restated Statement of cash flows:

	October 31,2002

	As Originally
	Reported	As Restated

OPERATING ACTIVITIES
Income from continuing operations	$1,708,693	$1,459,251
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	81,385	78,867
Provision for deferred income taxes	(321,960)	(70,000)
Changes in assets and liabilities:
Accounts receivable	(390,561)	(390,561)
Inventories	(23,389)	(23,389)
Prepaid expenses and other current assets	(135,861)	(135,861)
Other assets	(2,302)	(2,302)
Accounts payable, and accrued expenses	283,519	283,519
Deferred lease liability	4,500	4,500

NET CASH PROVIDED BY CONTINUING OPERATIONS	1,204,024	1,204,024
NET CASH USED IN DISCONTINUED OPERATIONS	(125,330)	(125,330)

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,078,694	1,078,694

INVESTING ACTIVITIES
Purchase of property and equipment	(107,299)	(107,299)

NET CASH USED IN INVESTING ACTIVITIES	(107,299)	(107,299)

FINANCING ACTIVITIES
Increase (decrease) in short-term debt, net	(406,971)	(406,971)
Repayments of and retirement of long-term debt	(79,072)	(79,072)
Repurchase and retirement of common stock	(50,241)	(50,241)

NET CASH USED IN FINANCING ACTIVITIES	(536,284)	(536,284)

NET INCREASE (DECREASE) IN CASH	435,111	435,111
CASH, BEGINNING OF PERIOD	182,417	182,417

CASH, END OF PERIOD	$617,528	$617,528

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

     The “Strategy,” “Critical Accounting Estimates” and “Outlook” sections all contain a number of forward-looking statements, all of which are based on our current expectations. Our actual results may differ materially. These statements do not reflect the potential impact of any mergers, acquisitions, divestitures or other business combinations that had not closed as of December 12, 2003.

Recent Developments

     We have restated our condensed consolidated financial statements for Q3 of fiscal 2003 from those originally reported to reflect a reduction in the Company’s deferred tax asset and accumulated amortization. In Q4, fiscal 2003, the Department of HomeLand Security’s deadline for airport security devices being installed in U.S. airports expired in early December. Due to this deadline and conversations with our customers, we had projected reduced sales and profits for the fourth quarter of fiscal 2003 and we made a decision to revalue our deferred tax asset at October 31, 2002. We recognized a deferred tax benefit of $206,456 in Q3 fiscal 2003, because we expected to use less of our net operating loss carryforward. During the 4th quarter of fiscal 2003, our East Coast Sales operating segment’s revenue and profits had exceeded our expectations and actually used more of the our net operating loss carryforward and therefore we decided to adjust it accordingly. In addition, we erroneously booked goodwill amortization expense of $2,518 for the nine months ended October 31, 2002. The Company has adopted SFAS No. 142 effective January 31, 2002 and accordingly, we ceased amortizing amounts related to goodwill starting January 31, 2002. The balance of goodwill is related to our East Coast Sales Company segment (See Note 14). As a result, our income from continuing operations for Q3 2003 decreased $249,442 and our earnings per share was reduced from $.12 per share to $.10 per share for the nine months ended October 31, 2002 and for the three months ended October 31, 2002, our earnings per share was reduced from $.05 per share to $.04 a share.

     In addition, during the third quarter of fiscal 2004 we wrote off our note receivable from G Com Net, who defaulted on the note on October 1, 2003. This note was related to our former operating segment Fuji Fabrication that we discontinued in 2001 (fiscal 2002). At that time we had sold equipment and inventory to G Com Net in exchange for the note receivable which was first due on September 30, 2002. In September 2002, we renegotiated the note which included the sale of additional inventory, and we extended the note’s due date to September 30, 2003. In July 2003, the note was reduced by $32,500 due to G Com Net returning a piece of equipment to us and that we could currently use for our upcoming and future trade shows.

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

     East Coast Sales Company – East Coast Sales Company (ECS) operating segment specializes in the distribution and value-added fabrication of technical ceramic products for the airline security industry and jet engine manufacturers, and distributes clean room supplies and tools. Our strategy for ceramic fabrication is to increase our production efficiency by utilizing our foreign subsidiary’s labor force and updating our machinery. After “September 11th”, East Coast Sales experienced an increase in demand for its ceramic products used in the manufacture of airport safety and detection devices. Our three major customers are developing new products which will require our ceramic products. In addition to airport security devices, our ceramic products are used in military defense equipment such as missiles, and by manufacturers of jet engines for both commercial and military use. To increase the acceptance and deployment of our ceramic products, we are focused on providing our customers with the highest quality products and services.

     Semicon Tools and DTI Technology – Semicon Tools and DTI Technology operating segment’s strategy is to produce quality diamond cutting tools for the semiconductor industry. We plan to improve the quality and capability of our diamond cutting products that we currently have on the market. We have been consulting with an outside source in Taiwan to improve our manufacturing process and diamond tool technology. The diamond tool segment is very dependent on the semiconductor industry which over the last three years has experienced economic decline and is still not showing signs of growth. The diamond blades manufactured by DTI Technology are a vital part of East Coast Sale’s ceramic fabrication process.

     SETO Technology – SETO Technology’s strategy is to provide contract-manufacturing services for personal electronic safety devices and to produce medical, automotive and mining safety devices. This segment is currently developing and selling medical training products, auto safety devices and safety helmets. Currently this segment’s main product is a CPR training device used by the medical industry. We have five different models under contract on an exclusive and nondisclosure basis. SETO Technology has also contracted with a third party to develop and manufacture a safety helmet that we expect to bring to market in fiscal 2004. As of October 31, 2003 we have advanced a total of $256,671 to the developer who is producing the tooling and molds to be used in the manufacturing process of the helmet and other safety devices. During the 3rd quarter we capitalized $62,776 of these costs and began depreciating them over their estimated useful lives. We expect to depreciate the remaining costs when we begin producing the helmets in the fourth quarter of this fiscal year.

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

     Income Taxes – In determining income for financial statement purposes, we must make certain estimates and judgments. These estimates and judgments occur in the calculation of certain tax liabilities and in the determination of the recoverability of certain tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense. As of October 31, 2003, taxes were not provided on approximately $74,548 of undistributed earnings of foreign subsidiaries, as we invest or expect to invest the undistributed earnings indefinitely. If in the future these earnings are repatriated to the United States, or if we determine such earnings will be remitted in the foreseeable future, additional tax provisions would be required.

     We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a reserve, in the form of a valuation allowance, for the deferred tax assets that we estimate will not ultimately be recoverable. As of October 31, 2003, we believe that our recorded deferred tax assets will ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets; our tax provision would increase in the period in which we determine that the recovery is not probable.

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

Results of Operations – Third Quarter of Fiscal 2004 Compared to Third Quarter Fiscal 2003

     The following table sets forth certain consolidated statements of income data as a percentage of net revenue for the quarter ended October 31, 2003 and 2002:

	Three Months Ended

		Oct. 31, 2002
	Oct. 31, 2003	Restated

Net revenues	100.00%	100.00%
Cost of sales	38.56%	50.01%

Gross margin	61.44%	49.99%
Selling, general and administrative expenses	59.23%	26.22%
Amortization of goodwill	0.00%	0.00%
Amortization and impairment of acquisition-related intangibles	1.62%	0.00%

Operating income	0.59%	23.77%

     Our net revenue for Q3 2004 of $927,455 was down approximately 62% compared to Q3 2003, primarily due to the decrease in demand for our ceramic products used by the airline security manufacturing industry. Net revenue for our diamond tool segment was down 62% compared with Q3 2003 which is primarily due to the weak global semiconductor market. Our contract manufacturing revenues were down 34% compared with Q3 2003, primarily due to a technical change that a major customer is making to their personal safety device that SETO Technology manufactures for them. We expect to begin producing this new product in the latter part of Q4 this fiscal year.

     Our gross margin percentage in Q3 2004 of 61% was up compared to 50% in Q3 2003. The gross margin for our diamond tool segment was higher compared to Q3 2003 primarily due to lower raw material costs; and our gross margins for our contract manufacturing segment was down, which was primarily due to the lack of sales volume. See “Outlook” for a discussion of gross margin expectations.

    Ceramics — East Coast Sales Company

     The revenue and operating income for the East Coast Sales Company operating segment for the third quarter of 2004 and 2003 were as follows:

		Q3 2003
	Q3 2004	Restated

Revenue	$693,115	$1,976,373

Operating income	$141,655	$643,351

     The East Coast Sales Company operating segment is our ceramics division, which experienced a decrease in sales due to the decreased demand from the airline security manufacturing industry. Net revenues for this segment decreased $1,283,258 or 65% in Q3 2004 compared to Q3 2003. The decrease in revenue was due to lower sales of custom cut ceramics that are used in airport security devices.

     Net operating income for the East Coast Sales Company operating segment decreased by $501,696 or 78% compared to Q3 2003 primarily due to the decrease in demand from the industries mentioned above.

     Diamond Tools – Semicon Tools/DTI Technology

     The revenue and operating income for the diamond tool operating segment for the third quarter of 2004 and 2003 were as follows:

		Q3 2003
	Q3 2004	Restated

Revenue	$92,373	$244,208

Operating loss	$(112,670)	$(103,980)

     Net revenue in Q3 2004 was down $151,835 or 62%, compared to Q3 2003. The net operating loss for Q3 2004 increased $8,690 or 8%, compared to Q3 2003. The increase in the net operating loss from fiscal Q3 2003 to Q3 2004 was primarily due to lower sales volume.

     Contract Manufacturing – SETO Technology

     The revenue and operating income for the contract manufacturing operating segment for the third quarter of 2004 and 2003 were as follows:

		Q3 2003
	Q3 2004	Restated

Revenue	$141,967	$214,130

Operating income (loss)	$(23,484)	$37,153

     Net revenue for Q3 2004 was down $72,163 or 34%, compared to Q3 2003, primarily due to a major customer who is currently redesigning a product that SETO Technology produces. The lack of sales volume also contributed to the operating loss of $23,484 we experienced in Q3 2004. Sales will continue to lag behind fiscal 2003 until the fourth quarter when we expect to begin production of our customer’s newly designed product.

     Operating Expenses

     Operating expenses for the third quarter of 2004 and 2003 were as follows:

		Q3 2003
	Q3 2004	Restated

Selling, general and administrative expenses	$549,287	$638,418
Amortization and impairment of acquisition-related intangibles	$15,000	$0

     Selling, general and administrative expenses decreased $89,131, or 14% compared to Q3 2003. This decrease was primarily due to lower administrative expenses such as payroll and travel.

     Amortization and impairment of acquisition-related intangibles increased $15,000 in Q3 2004 compared to Q3 2003, which was due to the amortization of the customer lists we purchased in the fourth quarter of fiscal 2002. If market conditions change and it is deemed that the customer lists do not have any future benefit and become impaired, we may write off the entire amount, which would have a negative effect on our operating income.

     Interest and Other, Net

     Interest and other, net and taxes for the third quarter of 2004 and 2003 were as follows:

		Q3 2003
	Q3 2004	Restated

Interest income	$(7,920)	$9,238
Gain (loss) on sale of assets	$0
Interest expense	$(3,204)	$(11,330)
Loss on write off of note receivable	$(364,193)
Foreign currency exchange loss	($452)	$(388)
Provision for income taxes (benefit)	$(17,526)	$(45,504)

     In Q3 2004, interest income decreased primarily due to the interest income we wrote off due to the accrual we made for June and July on our note receivable from G-Com Net which was subsequently went into default on October 1, 2003. (See “Discontinued Operations” below)

     Interest expense decreased $8,126, or 72%, to $3,204 in Q3 2004 compared to $11,330 in Q3 2003. This decrease was primarily due to us paying down our line-of-credit during the second quarter of fiscal 2004. See “Financial Condition” section for a more detailed discussion of our financing activities.

     Foreign currency exchange loss was relatively flat compared to Q3 2003. We experience currency translation gains or losses when we purchase items from foreign countries (other than Malaysia) whose currencies are not pegged to the U.S. Dollar. Historically, these gains and losses have been insignificant and therefore we do not expect any significant losses in the future.

     Our effective income tax rate was 2% in Q3 2004 compared to an effective income rate of 2% for Q3 2003. Our low effective tax rate is a result of our net operating loss carryforward which we expect to realize the full benefit of our net operating loss carryover by fiscal 2006.

Results of Operations – First nine months of Fiscal 2004 Compared to First nine months of Fiscal 2003

     The following table sets forth certain consolidated statements of income data as a percentage of net revenue for the nine months ended October 31, 2003 and 2002:

	Nine Months Ended

		Oct. 31, 2002
	Oct. 31, 2003	Restated

Net revenues	100.00%	100.00%
Cost of sales	38.10%	46.24%

Gross margin	61.90%	53.76%
Selling, general and administrative expenses	56.14%	27.75%
Amortization of goodwill	0.00%	0.00%
Amortization and impairment of acquisition-related intangibles	1.56%	0.00%

Operating income	4.20%	26.01%

     Our net revenue for the first nine months of fiscal 2004 of $2,888,063 was down approximately 50% compared to the first nine months of fiscal 2003, primarily due to the decrease in demand for our ceramic products used by the airline security manufacturing industry. Net revenue for our diamond tool segment was down 48% compared with the first nine months of fiscal 2003 which is primarily due to the weak global semiconductor market. Our contract manufacturing revenues were down 43% compared with the first nine months of fiscal 2003, primarily due to a technical change that a major customer is making to their personal safety device that SETO Technology manufactures for them. We expect to begin producing this new product in Q4 of this fiscal year.

     Our gross margin percentage for the first nine months of fiscal 2004 of 62% was up compared to 54% in first nine months of fiscal 2003. The gross margin for our diamond tool segment was higher compared to the first nine months of fiscal 2003 primarily due to lower raw material costs; and our gross margins for our contract manufacturing segment was down, which was primarily due to the lack of sales volume. See “Outlook” for a discussion of gross margin expectations.

     Ceramics — East Coast Sales Company

     The revenue and operating income for the East Coast Sales Company operating segment for the first nine months of 2004 and 2003 were as follows:

		YTD 2003
	YTD 2004	Restated

Revenue	$2,199,280	$4,551,500

Operating income (loss)	$426,536	$1,621,012

     The East Coast Sales Company operating segment is our ceramics division, which experienced a decrease in sales due to the decreased demand from the airline security manufacturing industry. Net revenues for this segment decreased $2,352,220 or 52% in the first nine months of fiscal 2004 compared to the first nine months of fiscal 2003. The decrease in revenue was due to lower sales of custom cut ceramics that are used in airport security devices.

     Net operating income for the East Coast Sales Company operating segment decreased by $1,194,476 or 74% compared to the first nine months of fiscal 2003 primarily due to the decrease in demand from the industries mentioned above.

     Diamond Tools – Semicon Tools/DTI Technology

     The revenue and operating income for the diamond tool operating segment for the first nine months of 2004 and 2003 were as follows:

		YTD 2003
	YTD 2004	Restated

Revenue	$354,946	$677,573

Operating income (loss)	$(276,127)	$(211,953)

     Net revenue for the first nine months of fiscal 2004 was down $322,627 or 48%, compared to the first nine months of fiscal 2003. The net operating loss for the first nine months of fiscal 2004 increased $64,174 or 30%, compared to the first nine months of fiscal 2003. The increase in the net operating loss from the first nine months of fiscal 2003 to the first nine months of fiscal 2004 was primarily due to much lower sales volume and we wrote off $75,000 in slow moving or obsolete inventory in second quarter.

     Contract Manufacturing – SETO Technology

     The revenue and operating income for the contract manufacturing operating segment first nine months of 2004 and 2003 were as follows:

		YTD 2003
	YTD 2004	Restated

Revenue	$333,837	$587,721

Operating income (loss)	$(29,088)	$104,048

     Net revenue for the first nine months of fiscal 2004 was down $253,884 or 43%, compared to the first nine months of fiscal 2003, primarily due to a major customer who is currently redesigning a product that SETO Technology produces. The lack of sales volume also contributed to an operating loss of $29,088 we experienced in the first nine months of fiscal 2004. Sales will continue to lag behind fiscal 2003 until the fourth quarter when we expect to begin production of our customer’s newly designed product.

    Operating Expenses

     Operating expenses for the first nine months of fiscal 2004 and 2003 were as follows:

		YTD 2003
	YTD 2004	Restated

Selling, general and administrative expenses	$1,621,284	$1,613,894

Amortization and impairment of acquisition-related intangibles	$45,000

     Selling, general and administrative expenses increased $7,390, or .5% compared to the first nine months of fiscal 2003. This increase was primarily due to slightly higher administrative expenses such as insurance and utilities.

     Amortization and impairment of acquisition-related intangibles increased $45,000 in the first nine months of fiscal 2004 compared to the first nine months of fiscal 2003, which was due to the amortization of the customer lists we purchased in fourth quarter of fiscal 2002. If market conditions change and it is deemed that the customer lists do not have any future benefit and become impaired, we may write off the entire amount, which would have a negative effect on our operating income.

     Interest and Other, Net

     Interest and other, net and taxes for the first nine months of 2004 and 2003 were as follows:

		YTD 2003
	YTD 2004	Restated

Interest income	$11,958	$23,663
Gain (loss) on sale of assets	$31,749
Interest expense	$(14,595)	$(92,192)
Loss on write off of note receivable	$(364,193)
Foreign currency exchange loss	$(1,058)	$(1,147)
Provision for income taxes (benefit)	$(45,037)	$(15,820)

     In the first nine months of fiscal 2004, interest income decreased primarily due to the interest income we wrote off due to the accrual we made for June and July on our note receivable from G-Com Net which was subsequently went into default on October 1, 2003. (See “Discontinued Operations” below)

     In the first quarter of fiscal 2004 we sold equipment in Malaysia for a gain of $31,749. The equipment consisted of an automobile and a dicing saw that our diamond tool segment DTI Technology sold.

     Interest expense decreased $77,597, or 84%, to $14,595 during the first nine months of fiscal 2004 compared to $92,192 in the first nine months of fiscal 2003. This decrease was primarily due to us paying down our line-of-credit during the second quarter of fiscal 2004 and the repayment of two equipment loans. See “Financial Condition” section for a more detailed discussion of our financing activities.

     Foreign currency exchange loss was relatively flat compared to the first nine months of fiscal 2003. We experience currency translation gains or losses when we purchase items from foreign countries (other than Malaysia) whose currencies are not pegged to the U.S. Dollar. Historically, these gains and losses have been insignificant and therefore we do not expect any significant losses in the future.

     Our effective income tax rate was 1.6% in Q3 2004 compared to an effective income benefit of .3% for the first nine months ended fiscal 2003. The increase in the effective tax rate in the first nine months of fiscal 2004 is primarily due to the decrease in net operating loss carryforward which was primarily due from the income from our U.S. operating segment East Coast Sales Company in fiscal 2003. Our effective tax benefit is a result of our net operating loss carryforward which we expect to realize the full benefit of our net operating loss carryover by fiscal 2006.

     Discontinued Operations

     As discussed below, in fiscal 2003, we have exited the business of manufacturing consumer electronic products and rechargeable and other batteries for consumer products. On February 1, 2001, we adopted a formal plan to sell Fuji Fabrication, Sdn. Bhd. On October 1, 2001; we sold the assets, which consisted primarily of inventory and equipment of Fuji Fabrication to G Com Net for $290,547. We assumed a 10% note for the full amount of the selling price which was due on September 30, 2002. On October 1, 2002 at the request of G Com Net, we increased the principal amount of the note to $396,693 due to sales of additional inventory and previously accrued interest and extended its maturity so the note was payable in full on September 30, 2003. On October 1, 2003, G Com Net defaulted on this note and we wrote off the remaining balance of the note ($364,193) which was reduced by equipment that was returned to us with a value of $32,500. Also, G Com Net returned inventory to us which we feel is now worthless and we are not carrying on our balance sheet nor did we offset the note’s balance by any inventory amount. The future storage costs, if any, related to the inventory returned will be charged to current operations. In addition, we wrote off the remaining assets of Fuji Fabrication, which consisted of accounts receivable, prepaid expenses and net plant and equipment for $36,127 which is included in “Loss from disposal of subsidiaries” on our consolidated condensed statement of income (loss).

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

     In conjunction with the discontinuance of the operations of Fuji Fabrication and Hong Kong Batteries, we have accrued $34,000 for additional estimated disposition costs. As of October 31, 2003 we have incurred $34,269 in expenses relating to the disposition of Fuji Fabrication and Hong Kong Batteries.

     The components of income (loss) from discontinued operations of subsidiaries are as follows:

     Fuji Fabrication

	Nine Months Ended		Three Months Ended
	October 31		October 31

	2003	2002 (Restated)	2003	2002 (Restated)

Net sales
Cost of sales

Gross income (loss)	—	—	—	—

Selling, general and administrative expenses	(1,608)	6,384		1,829

Other income (expense)		129,703		129,703

Net income (loss)	$1,608	$123,319	$—	$127,874

    Hong Kong Batteries

	Nine Months Ended	Three Months Ended
	October 31	October 31
	2002	2002

Net sales	$445,641
Cost of sales	368,534

Gross income (loss)	77,107

Selling, general and administrative expenses	217,927	$101,271

Other income (expense)	(114,817)	(87,357)

Net income (loss) before income taxes	(255,637)	(188,628)
Income tax (benefit)	(9,313)	(9,313)

Net income (loss)	$(246,324)	$(179,315)

Financial Condition

     Our financial condition remains strong. At October 31, 2003, cash totaled $179,472, down from $508,414 at January 31, 2003. We used cash to pay off existing equipment loans totaling $61,924, and $317,752 were used for our stock repurchase program. At October 31, 2003, total short-term and long-term debt was $487,911, a decrease of $618,698 compared to January 31, 2003. At October 31, 2003, total debt was $487,911 which represented 19% of stockholders’ equity.

     For the first nine months of fiscal 2004, cash provided by operating activities was $514,035, compared to $1,078,694 for the first nine months of fiscal 2003. Cash was provided by net income adjusted for non-cash related items. Working capital uses of cash included an increase in inventories, prepaid expenses, deferred product development costs and other assets and a decrease in accounts payable and accrued expenses. For the first nine months of fiscal 2004, net cash used in discontinued operations was $9,678 compared to cash used in discontinued operations of $125,330 in first nine months of fiscal 2003. This increase was primarily due to the net loss that our discontinued subsidiary Hong Kong Batteries Industries, Ltd posted during the third quarter of fiscal 2003. For the first nine months of fiscal 2004, our three largest customers accounted for approximately 63% of net revenue, with one of these customers accounting for approximately 34% of net revenue. At October 31, 2003, these three largest customers accounted for approximately 64% of net accounts receivable.

     We used $87,639 in net cash for investing activities during the first nine months of fiscal 2004, compared to $107,299 during the first nine months of fiscal 2003. The decrease in cash used for investing activities as compared to fiscal 2003 was due to the sale of equipment during Q1 2004. Capital expenditures during the first nine months of fiscal 2004 increased $26,300 compared to fiscal 2003 primarily due to us purchasing a new dicing saw for East Coast Sales. We anticipate capital expenditures of $200,000 for fiscal 2004.

     We used $755,338 in net cash for financing activities during the first nine months of fiscal 2004, which increased from $536,284 for the same period in fiscal 2003. The major financing uses of cash for the first nine months of fiscal 2004 and 2003 were the repayment of debt and repurchase of our common stock. In fiscal 2004, we purchased 1,293,030 shares of our common stock for $317,752. Financing sources of cash of $324,338 during the first nine months of fiscal 2004 were primarily from amounts we drew down on our revolving line-of-credit. In addition we paid back at total of $700,000 on the line of credit during the first nine months of fiscal 2004. We have another potential source of liquidity from authorized borrowings in the form of a line-of-credit with a U.S. financial institution for $1.7 million. At October 31, 2003, we had $1,530,637 available for use from this line of credit.

     We believe that we have the financial resources needed to meet our anticipated business requirements for the next 12 months, including capital expenditures for the expansion or upgrading of our manufacturing capacity and working capital requirements.

Outlook

     In general, as we look ahead to the last quarter of fiscal 2004, the outlook still remains uncertain, and we anticipate a year that will be largely driven by the airline security, military, jet engine and semiconductor industries as well as the global economy. Although it is difficult to predict product demand for the rest of fiscal 2004, we expect a 40% to 50% decrease in revenue from our ceramic segment, East Coast Sales Company. During the fourth quarter of fiscal 2004 we may be able to better forecast ceramic sales more accurately due to the Department of HomeLand Security issuing new orders for security devices. No new orders materialized during the third quarter and volume was what we anticipated, but we are expecting sales to increase slightly in the fourth quarter compared to the first nine months of fiscal 2004. The outlook for the diamond tools industry continues to be weak. We have cut costs in order to compete with other manufacturers and we have improved the quality and capability of our diamond cutting products but it has become increasingly difficult to compete with manufacturers in China. The diamond tool industry is very dependent on the semiconductor industry, which over last three years has experienced economic decline and is still not showing signs of growth, but our other product lines such as scribes for LED’s and cutting services has been increasing slowly, as these items are also semiconductor related. We are still interviewing and looking to hire new representatives to sell in new countries that we are not currently servicing. The outlook for the contract manufacturing segment remains strong, however, a major customer is currently redesigning its product that we manufacture and this had an adverse effect on our net revenue and operating profit for the first nine months of fiscal 2004. We expect to start producing the redesigned product by the fourth quarter of this year. In addition, we have a contract with a third party to develop and manufacture a safety helmet that we expect to bring to market in late fiscal 2004. In this environment, revenue growth for our new safety helmet is largely dependent on the commercial acceptance of our current designs and successfully marketing the designs to the safety and rescue industries, which we can not assure.

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

     We expect amortization of other intangible assets to be approximately $60,000 in fiscal 2004, as compared to $10,000 in fiscal 2003. As of October 31, 2003 amortization expense totaled $45,000.

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

     A substantial majority of our revenue, expense, and capital purchasing activities are transacted in U. S. dollars. However, we do enter into these transactions in other currencies, primarily the Malaysian Ringgit. The Malaysian Ringgit is pegged to the U.S. Dollar and is translated to U.S. dollars for consolidated purposes. For the first nine months of fiscal 2004 we reported a foreign currency exchange loss of $1,058, compared to a loss of $1,147 for the first nine months of fiscal 2003, neither of which materially impacted the financial statements.

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

SETO Holdings, Inc. Registrant

By: /s/ Eugene J. Pian Eugene J. Pian, President President and Chief Executive Officer Date: December 12, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Eugene J. Pian Eugene J. Pian President and Chief Executive Officer Date: December 12, 2003

/s/ Craig A. Pian Craig A. Pian Executive Vice President and Chief Financial Officer Date: December 12, 2003