Form 10KSB
period 2004-01-31
SETO HOLDINGS INC
filed 2004-04-30
CIK 794998

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended January 31, 2004

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________ to ___________

Commission file number 0-28698

SETO HOLDINGS, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	77-0082545

(State or other jurisdiction of	(I.R.S.) Employer
incorporation or organization)	Identification Number

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

Yes ☒      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB.                        ☒

State issuer’s revenues for its most recent fiscal year. $3,897,396

State aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $1,845,774 as of April 20, 2004.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 12,693,378 shares of common stock, $0.001 par value, outstanding on April 20, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Industry

     We principally distribute and fabricate on a “value-added” basis, industrial ceramic products for the airline security, aircraft, aerospace, defense and microwave industries. We also manufacture and distribute small disposable precision diamond cutting tools which are used in the fabrication of semiconductor chips and integrated circuit boards for the semiconductor and electronic industries. In addition to fabricating and manufacturing, we also provide contract manufacturing for personal safety devices and to produce medical, personal and mining safety devices. In fiscal 2003 we exited the businesses of manufacturing consumer electronic products and rechargeable and other batteries, as discussed below and in “Business Developments Over the Last Three Years” and in Item 6 Management’s Discussion and Analysis of Financial Condition and Results of Operations – Discontinued Operations.

     In 1986, we were incorporated in the State of Nevada. Our Internet address is www.setoholdings.com. On our web site we post the following filings as soon as reasonable practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: our annual report on Form 10-KSB, our quarterly reports on Form 10-QSB, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings on our web site are available free of charge.

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

     On January 31, 2001, we sold Fimas back to its former owners in exchange for the 5,000,000 shares of common stock we originally issued to acquire Fimas. We decided to dispose of Fimas due to its low gross profit margins, increasing losses and high working capital requirements. In February 2001, we decided to discontinue Fuji’s operations because we could not compete with Chinese companies. China was producing batteries for a third of what it cost us to manufacture them. On October 1, 2001, we sold certain equipment and inventory used to manufacture and assemble cellular telephone packs to G Com Net, Inc. (“G Com”), a New York corporation, for $290,547. We accepted a promissory note for the full amount, interest was stated at 10% and the note was originally due on October 1, 2002, such note was then amended on October 1, 2002 to increase the principal to $396,693 to reflect the sale of additional supplies and unpaid interest, to extend the maturity date to September 30, 2003, and to provide for the payment of interest on a monthly basis instead of quarterly. On October 1, 2003, G Com defaulted on its note and returned equipment to us with a value of $32,500. During the third quarter of fiscal 2004, after exhausting all methods of collection, we wrote off the remaining balance of the note receivable from G Com which resulted in a charge of $364,193 that reduced our fiscal 2004 net income. In April 2001, we discontinued our SETO Ventures U.S. distribution company and its Circle 1.com marketing company, both of which were formed in 2000. On October 31, 2002, following a significant reduction in revenues and profits which we could not overcome, we closed HKBI, and thereafter we dissolved our Lexal Battery Co., Ltd. and Vision Shenzen Center Power Tech Co., Ltd. joint ventures, effectively terminating our foray into the business of manufacturing and selling consumer electronic products and rechargeable and other batteries for consumer products.

Products

     Our major products include industrial ceramics, diamond cutting tools, and personal safety devices, such as our CPR trainer, rescue helmet, traffic control lights and portable power supplies.

     Our major customers are:

•	Original equipment manufactures, who make airport security, bomb detection devices, jet engine and missile components; and

•	Original equipment manufacturers, who make semiconductors and light emitting diodes (LED’s); and

•	Safety and rescue industries.

     Focusing on our core competencies in the fabrication of industrial ceramics as well as our diamond tools and personal safety devices, we believe we are well positioned to provide our customers with the quality products and services they demand.

     Each of our operating segments uses its core competencies, and we use our relatively small size, to provide “niche” services for larger companies in order to compete vigorously in each relevant market segment. Our East Coast Sales Company segment focuses on industrial ceramics for the security, detection and jet engine industries. Our Semicon Tools DTI Technology segment focuses on diamond cutting tools for the semiconductor and electronic industries. Finally, our SETO Technology segment focuses on contract manufacturing for the safety and rescue industries.

     Industrial Ceramic Products — East Coast Sales Company

     Our East Coast Sales Company (ECS) operating segment distributes two principal categories of industrial ceramic products: (1) insulators, tubes, rods, crucibles and other labware, all of which are standard catalogue items, and (2) machinable ceramics for the airline security and detection industries and jet engine manufacturers. The products are manufactured by third parties and fabricated by us and warehoused and then distributed by us from our New York facilities.

     After the terrorist attacks on September 11th, East Coast Sales experienced an increase in demand for our ceramic products used in the manufacture of airport safety and detection devices. Our three major customers are developing new products all of which will require our ceramic products. In addition to airport security devices, our ceramic products are used in military defense equipment such as missiles and by manufacturers of jet engines for both commercial and military use.

     Net revenue for the Industrial Ceramic Product’s operating segment made up approximately 72% of our consolidated net revenue in fiscal 2004.

     Industrial Diamond Cutting Tools — Semicon Tools/DTI Technology

     Semicon Tools/DTI Technology manufactures and distributes diamond dicing blades. Dicing blades are made of industrial diamonds bonded with a circular nickel alloy blade. They are used with the precision electronic dicing saws which the microelectronics and semiconductor industries use to cut and separate integrated circuits and discrete devices made from silicon and other materials. The blade market consists principally of “hubbed blades”, which are the most commonly used, diamond/thermoset plastic known as “resin blades”, which are used in precision electronic saws for cutting ceramic substrates and have a shorter useful life, and diamond nickel alloy hubless blades. Hubbed blades are competitively manufactured principally by Disco, Inc. and Kulicke & Soffa Corporation. We manufacture hubbed and hubless blades at our Malaysian facility and we currently have an insignificant share of the world-wide dicing blade market. There can be no assurance that we will be able to increase our market share.

     We also manufacture and distribute Scribes and Dressers. A Scribe, which resembles a small pencil, has a tip that contains a gem quality diamond which is used to cut silicon wafers and perform die and integrated circuit separation. These products, which we assemble in our New York facility, have limited growth potential in this application since the semiconductor and electronic industries have switched from scribing machines to dicing saws for the wafer cutting process. However, diamond scribes are preferred over sawing for cutting certain wafer materials because they provide cleaner separation. They are also preferred for certain low volume applications which do not justify the capital expense of using a dicing saw. We occasionally use subcontractors to set or “lap” the diamonds into the tools. Dressers are diamond tipped tools generally used to “dress” or shape abrasive grinding wheels in machine shops. These products, which are assembled in our Malaysian facility, are sold to companies such as Black & Decker and Snap-On Tools, who then resell them to third parties. We believe that there are multiple foreign suppliers of these dressers.

     Net revenue for the Industrial Diamond Cutting Tool operating segment made up approximately 16% of our consolidated net revenue in fiscal 2004.

     Contract Manufacturing — SETO Technology

     SETO Technology provides contract-manufacturing services for personal electronic safety devices and to produce medical, automotive and mining safety devices. This segment is currently developing and selling medical training products, safety helmets, safety directional lights and mobile power supplies. Currently this segment’s main product is a CPR training device used by the medical industry. We have five different models under contract on an exclusive and nondisclosure basis. SETO Technology has also contracted with a third party to develop and manufacture a safety helmet that we expect to bring to market in fiscal 2005.

     Net revenue for the Contract Manufacturing operating segment made up approximately 12% of our consolidated net revenue in fiscal 2003.

     Miscellaneous Products

     In addition to the products mentioned above, we distribute small precision tools such as tweezers, pliers, vacuum pickups and scribes, core drills and sintered blades for ceramic applications. We also distribute cleaning chemicals, inspection gloves and other items used to preserve a contamination-free environment, which we market primarily to semiconductor manufacturers.

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

Competition

     Our operating segments each are intensely competitive. Virtually all competitors have greater financial and personnel resources and greater market recognition than our company has. As a result, these competitors can obtain better payment terms and service from suppliers. Furthermore, we face the possibility of adverse market conditions arising from tariff revisions resulting from changes in foreign trade policies, raw material shortages, technological change, shifting product emphasis among competitors and the entry of new competitors into its markets. We believe the principal competitive factors affecting our products are quality, price and availability.

Marketing

     We market our products though direct sales, joint ventures, account representatives, telephone solicitations, participation in trade shows, the Internet and advertisements in trade journals.

Manufacturing Facilities

     In Briarcliff Manor, New York, we operate a machine shop and a manufacturing facility for the fabrication of resin/diamond dicing blades, and ceramic products. We lease a facility in Kepala Batas, Penang, Malaysia which is equipped to manufacture dicing blades, diamond dressing tools and the fabrication of ceramics.

Government Regulation

     We believe our operations and facilities are in compliance with all federal, state and local environmental laws in the United States and Malaysia. We have not incurred any special or unusual costs to comply with environmental laws or other applicable governmental regulations.

Research and Development

     Through fiscal year ended January 31, 2003, we spent approximately $178,878 on deferred product development costs regarding the development of molds for our new safety helmet. As of January 31, 2004, these costs have been capitalized and are now being depreciated over their estimated useful lives.

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

     In the United States, we lease approximately 2,400 square feet of manufacturing and warehouse space and 1,200 square feet of office space in Briarcliff Manor, New York, from Rachrob Realty, LLC, a company owned by Eugene Pian, the President and principal shareholder, pursuant to a 15 year lease which expires on April 30, 2013, with an annual base rent, excluding utilities, maintenance and repairs, as follows: years 1 to 5, $60,000; years 6 to 10, $66,000; and years 11 to 15, $72,000.

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

     The following table sets forth the range of high and low bid information for our common stock for each calendar quarter within the last two fiscal years, and for the first calendar quarter of 2004, as provided by Pink Sheets, LLC. Such quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Low	High
2004
First quarter	$0.13	$0.22
2003
First quarter	$0.21	$0.36
Second quarter	$0.17	$0.28
Third quarter	$0.18	$0.25
Fourth quarter	$0.17	$0.24
2002
First quarter	$0.13	$0.20
Second quarter	$0.13	$0.20
Third quarter	$0.19	$0.39
Fourth quarter	$0.19	$0.31

Holders

     As of January 31, 2004, there were 335 record holders of our common stock.

Recent Sales of Unregistered Securities

     In March 2001, we issued 500,000 shares pursuant to Section 4(2) of the Securities Act to the former owners of Hong Kong Batteries Industries, Ltd. (“HKBI”), our former wholly owned subsidiary which we acquired in December 1999, and discontinued in fiscal 2003. Such shares were issued as an additional purchase price based on HKBI’s generation of a certain amount of post acquisition net income.

     In April 2001, we issued an aggregate of 500,000 shares to our officers, Eugene Pian (250,000 shares), Craig Pian (150,000 shares) and Francine Pian (100,000 shares), for agreeing to extend the terms of their respective employment agreements for an additional five years, pursuant to Section 4(2) of the Securities Act. Such shares were cancelled on December 6, 2001 and replaced with options to purchase a like number of shares at $.15 per share with an expiration date of April 30, 2006.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Number of
securities
remaining
available for
	Number of		future issuance
	Securities to be		under equity
	issued upon	Weighted-Average	compensation
	exercise of	exercise price of	plans (excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in
	and rights	and rights	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	0	0

Equity compensation plans not approved by security holders	6,000,000	$0.25	0

TOTAL	6,000,000	$0.25	0

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

FORWARD LOOKING STATEMENTS

     THIS ANNUAL REPORT ON FORM 10-KSB, INCLUDING WITHOUT LIMITATION, ITEM 6, MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, CONTAINS STATEMENTS WHICH ARE NOT HISTORICAL FACTS AND ARE FORWARD-LOOKING STATEMENTS WHICH REFLECT MANAGEMENT’S EXPECTATIONS, ESTIMATES AND ASSUMPTIONS. SUCH STATEMENTS ARE BASED ON INFORMATION AVAILABLE AT THE TIME THIS FORM 10-KSB WAS PREPARED AND INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO DIFFER SIGNIFICANTLY FROM PROJECTED RESULTS. FACTORS THAT COULD CAUSE ACTUAL FUTURE RESULTS TO DIFFER MATERIALLY INCLUDE, AMONG OTHERS, THE RISK OF DOING BUSINESS IN MALAYSIA AND SOUTHEAST ASIA, LACK OF ACCEPTANCE OF OUR NEW PRODUCTS, ABILITY TO RETAIN CREDIT FACILITIES WE NEED, INCLUDING, WITHOUT LIMITATION, ECONOMIC AND POLITICAL CONDITIONS, FOREIGN CURRENCY TRANSLATION RISKS, TARIFFS AND OTHER FOREIGN TRADE POLICIES AND DEPENDENCE ON INEXPENSIVE LABOR IN SUCH COUNTRIES, PARTIAL DEPENDENCE ON THE SEMICONDUCTOR MANUFACTURING INDUSTRY, AVAILABILITY OF RAW MATERIALS, COMPETITION AND TECHNOLOGICAL OBSOLESCENCE. THE COMPANY ASSUMES NO OBLIGATION TO UPDATE SUCH FORWARD-LOOKING STATEMENTS, IF ANY, AT ANY TIME.

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

     Semicon Tools and DTI Technology – Semicon Tools and DTI Technology operating segment’s strategy is to produce quality diamond cutting tools for the semiconductor industry. We plan to improve the quality and capability of our diamond cutting products that we currently have on the market. We are currently consulting with an outside source in Taiwan to improve our manufacturing process and diamond tool technology. The diamond tool segment is very dependent on the semiconductor industry which over the last three years has experienced economic decline and is starting to showing signs of growth. The diamond blades manufactured by DTI Technology are a vital part of East Coast Sale’s ceramic fabrication process.

     SETO Technology – SETO Technology’s strategy is to provide contract-manufacturing services for personal electronic safety devices and to produce medical, automotive and mining safety devices. This segment is currently developing and/or selling medical training products, personal safety devices and safety helmets. Currently this segment’s main product is a CPR training device used by the medical industry. We have five different models under contract on an exclusive and nondisclosure basis. SETO Technology has also contracted with a third party to develop and manufacture a safety helmet that we expect to bring to market in fiscal 2005. The safety helmets are close to meeting our specifications. We are currently modifying the helmet’s LED lights and internal circuit boards, which we expect to complete by June 2004. We expect to make our first sale by July 2004, depending on market acceptance and no further modifications. As of January 31, 2004 we advanced a total of $178,878 to the developer who is producing the tooling and molds to be used in the manufacturing process of the helmet. In late fiscal 2004, we capitalized the mold costs and began depreciating them over their estimated useful lives.

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

     Goodwill – In conjunction with the implementation of the new accounting rules for goodwill as of the beginning of Fiscal 2004, we completed a goodwill impairment review of East Coast Sales Company which is the reporting unit that has substantially all of our recognized goodwill. According to our accounting policy, we also performed an annual review during the fourth quarter of fiscal 2004, and in both reviews we found no impairment. We will perform a similar review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist. Our impairment review process is based on a discounted future cash flow approach that uses our estimates of revenue for the reporting unit, driven by assumed market growth rates and assumed segment share, and estimated costs as well as appropriate discount rates. In the future, we may incur charges for impairment of goodwill if the ceramic fabrication business experiences an economic downturn, new technology becomes available, we lose market acceptance, we fail to deliver new products, or if we fail to achieve our assumed revenue growth rates or assumed gross margin.

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

     Income Taxes – In determining income for financial statement purposes, we must make certain estimates and judgments. These estimates and judgments occur in the calculation of certain tax liabilities and in the determination of the recoverability of certain tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense. As of January 31, 2004, taxes were not provided on approximately $995 of undistributed earnings of foreign subsidiaries, as we invest or expect to invest the undistributed earnings indefinitely. If in the future these earnings are repatriated to the United States, or if we determine such earnings will be remitted in the foreseeable future, additional tax provisions would be required.

     We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a reserve, in the form of a valuation allowance, for the deferred tax assets that we estimate will not ultimately be recoverable. As of January 31, 2004, we believe that our recorded deferred tax assets will ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets; our tax provision would increase in the period in which we determine that the recovery is not probable.

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

Results of Operations

     The following table sets forth certain consolidated statements of income data as a percentage of net revenue for the periods indicated:

	2004	2003
Net revenues	100.00%	100.00%
Cost of sales	43.66%	48.90%

Gross margin	56.34%	51.10%
Selling, general and administrative expenses	55.75%	29.38%
Amortization and impairment of acquisition-related intangibles	1.54%	0.14%

Operating income (loss)	-0.95%	21.58%

     For fiscal 2004, our net revenue of $3,897,396 decreased approximately 47% compared to fiscal 2003, primarily due to the decrease in demand for our ceramic products used by the airline security and jet engine manufacturing industries. Net revenue for our diamond tool segment decreased 22% compared with fiscal 2003 which were due to decreased demand from the semiconductor industry. Our contract manufacturing revenues were also down 37%, primarily due to decreased demand for our personal safety products and the delay in the release of our new safety helmet.

     Our gross margin percentage in fiscal 2004 of 56% was higher compared to 51% in fiscal 2003, primarily due to higher margins in our ceramic segment due to lower labor costs in Malaysia. The gross margin for our diamond tool segment decreased 32% compared to fiscal 2003 primarily due to lower sales volume; and our gross margins for our contract manufacturing segment was down 108%, which was due to the retooling of our CPR Trainer product per a customer’s request in fiscal 2004.

     For fiscal 2004, the majority of our consolidated net revenue and gross margin came from sales of our custom ceramic products.

     Ceramics – East Coast Sales Company

     The revenue and operating income for the East Coast Sales Company operating segment for the two fiscal years ended January 31, 2004 and 2003 were as follows:

	2004	2003
Revenue	$2,814,380	$5,843,564
Operating income	$468,965	$1,890,414

     The East Coast Sales Company operating segment’s ceramics division, experienced a dramatic decrease in sales due to a decrease in demand for its ceramic products used by the airline security industry. Net revenues for this segment decreased $3,029,184 or 52% in fiscal 2004 compared to fiscal 2003. The decrease in revenue was due to significantly lower sales of custom cut ceramics that are used in airport security devices and in the manufacturing process of jet engines and missiles for the military.

     Net operating income for the East Coast Sales Company operating segment decreased by $1,421,449 or 75% compared to fiscal 2003 primarily due to a significant decrease in demand from one of East Coast Sales Company’s customers in the airline security industry. Orders for new detection devices dramatically decreased subsequent to the U.S. Department of Homeland Security’s deadline of December 31, 2002, that required all U.S. airports to install security detection devices. We are forecasting a 5%-10% increase in sales for fiscal 2005.

     Diamond Tools – Semicon Tools/DTI Technology

     The revenue and operating loss for the diamond tool operating segment for the two fiscal years ended January 31, 2004 and 2003 were as follows:

	2004	2003
Revenue	$638,745	$817,066
Operating loss	($404,095)	($311,437)

     Net revenue in fiscal 2004 was down $178,321 or 22%, compared to fiscal 2003. The net operating loss for fiscal 2004 increased $92,658 or 30%, compared to fiscal 2003. The increase in the net operating loss from fiscal 2003 to fiscal 2004 was primarily due to the segment writing off its note receivable from G Com.Net for $364,193 and lower unit sales of the segment’s diamond cutting tools. If we exclude the write off of G Com.Net’s note receivable, our diamond tool segment’s operating loss would have been $39,902. In addition, during fiscal 2004 we wrote off $75,000 in slow moving or obsolete inventory and eliminated certain products with low margins. With the elimination of certain low margin diamond products and the introduction of improved diamond blades, we expect our diamond tool segment’s sales to increase 5-10%, and we are expecting to show an operating profit by the fourth quarter of fiscal 2005.

     Contract Manufacturing – SETO Technology

     The revenue and operating income for the contract manufacturing operating segment for the two fiscal years ended January 31, 2004 and 2003 were as follows:

	2004	2003
Revenue	$444,271	$703,808
Operating income	$(101,714)	$10,334

     Net revenue for fiscal 2004 was down $259,537 or 37%, compared to fiscal 2003, primarily due to lower unit volume and higher operating expenses which decreased operating income by $112,048 or 108%, compared to fiscal 2003. For fiscal 2004 the decrease in revenue compared to fiscal 2003 was due to a technical change a customer requested which resulted in lower unit sales. We expect revenue to increase in fiscal 2005 with the introduction of our new safety helmet and with the additional sales of our reconfigured safety devices.

     Operating Expenses

     Operating expenses for the two fiscal years ended January 31, 2004 and 2003 were as follows:

	2004	2003
Selling, general and administrative expenses	$2,172,803	$2,163,762
Amortization and impairment of acquisition-related intangibles	$60,000	$10,000

     Selling, general and administrative expenses increased $9,041, or .41% compared to fiscal 2003. This increase was primarily due higher payroll costs, insurance costs and professional fees.

     Amortization and impairment of acquisition-related intangibles increased $50,000 in fiscal 2004 compared to fiscal 2003 due to the amortization of the cost of purchased customer lists over a full year. On December 1, 2002, we acquired the customer lists of a Malaysian company for $300,000. We are amortizing the cost over a period of 5 years. Our future annual amortization expense will be $60,000 for the next four years and $50,000 in fiscal 2008. If market conditions change and it is deemed that the customer lists do not have any future benefit and become impaired, we may write off the entire amount, which would have a negative effect on our operating income.

     Interest and Other, Net

     Interest and other, net and taxes for the two fiscal years ended January 31, 2004 and 2003 were as follows:

	2004	2003
Interest income	$11,970	$33,005
Gain (loss) on sale of assets	$31,748	$1,068
Interest expense	($18,588)	($101,217)
Loss on write off of note receivable	($364,193)
Foreign currency exchange loss	($1,454)	($1,534)
Provision for income taxes (benefit)	$46,161	$44,681

     For fiscal 2004, interest income decreased primarily due to the write off of our note receivable from G-Com Net on October 1, 2003. In fiscal 2004 we sold equipment in Malaysia and realized a gain of $31,748 compared to fiscal 2003 when we had a small gain on some miscellaneous equipment sold in Malaysia.

     Interest expense decreased $82,629, or 82%, to $18,588 in fiscal 2004 compared to $101,217 in fiscal 2003. This decrease was primarily due to us paying down the line-of-credit during the first two quarters of fiscal 2004.

     On October 1, 2003, we wrote off the note receivable that G Com Net defaulted on for $364,193.

     Foreign currency exchange loss decreased $80, or 5%, in fiscal 2004 to $1,454 compared to $1,534 in fiscal 2003. We experience currency translation gains or losses when we purchase items from foreign countries (other than Malaysia) whose currencies are not pegged to the U.S. Dollar. Historically, these gains and losses have been insignificant and therefore we do not expect any significant losses in the future.

     Our effective income tax rate was 12.2% in fiscal 2004 compared to an effective income tax rate of 2.9% for fiscal 2003. The increase in the effective rate in fiscal 2004 is primarily due to state income taxes as a result of a state audit of fiscal years 2003, 2002 and 2001 and the reduction of our deferred tax asset as a result of this audit. We are also carrying a deferred tax asset of $384,622 on our balance sheet, which is related to our federal and state net operating loss carryover which we expect to realize before they expire in 2024.

     Discontinued Operations

     In fiscal 2003, we exited the business of manufacturing consumer electronic products and rechargeable and other batteries for consumer products. On February 1, 2001, we adopted a formal plan to sell Fuji Fabrication, Sdn. Bhd. On October 1, 2001; we sold the assets, which consisted primarily of inventory and equipment of Fuji Fabrication to G Com Net for $290,547. We assumed a 10% note for the full amount of the selling price which was due on September 30, 2002. On October 1, 2002 at the request of G Com Net, we increased the principal amount of the note to $396,693 due to sales of additional inventory and previously accrued interest and extended its maturity so the note was payable in full on September 30, 2003. On October 1, 2003, G Com Net defaulted on this note and we wrote off the remaining balance of the note ($364,193) which was reduced by equipment that was returned to us with a value of $32,500. Also, G Com Net returned inventory to us which we feel is now worthless and we are not carrying on our balance sheet nor did we offset the note’s balance by any inventory amount. The future storage costs, if any, related to the inventory returned will be charged to current operations. In addition, we wrote off the remaining assets of Fuji Fabrication, which consisted of accounts receivable, prepaid expenses and net plant and equipment for $36,395 which is included in “Loss from disposal of subsidiaries” on our consolidated condensed statement of income (loss).

     On October 31, 2002, we adopted a formal plan to discontinue the operations of Hong Kong Batteries Industries, Ltd. (Hong Kong Batteries). Hong Kong Batteries was a trading company that bought industrial batteries from manufacturers in mainland China and resold them to companies in Hong Kong, Asia and Europe. When China was approved for World Trade Organization status (WTO) at the end of 2001, without our knowledge most of Hong Kong Batteries’ suppliers hired English speaking sales and marketing managers and began to directly approach all the end user customers of Hong Kong Batteries. During the first and second quarters of fiscal 2003, Hong Kong Batteries was still receiving orders from its customers. Then during the third quarter Hong Kong Batteries did not receive any orders and was informed by its customers that the Chinese suppliers offered substantial discounts if they bought their products directly from the Chinese manufacturers. After many discussions and meetings with the management of Hong Kong Batteries, we could not overcome the problem and decided to cease operations as soon as possible due to the lack of revenue and the high overhead cost we would have incurred if we continued operating. The discontinuance of Hong Kong Batteries Industries, Ltd resulted in us writing off $688,183 in goodwill and incurring an additional $225,759 in disposal costs, which consisted mainly of the write off of cash advances to Hong Kong Batteries and travel expenses.

     The components of income (loss) from discontinued operations of subsidiaries are as follows:

     Fuji Fabrication

	2004	2003
Net sales	$0	$0
Cost of sales

Gross profit		0

Selling, general and administrative expenses	1,339	7,691
Interest and other, net		(129,708)

	1,339	(122,017)

Income (loss) before income taxes	(1,339)	122,017
Income taxes		14

Net income (loss)	($1,339)	$122,003

     For fiscal 2003 Fuji Fabrication’s “interest and other, net” consisted of debt forgiven by our subsidiary, DTI Technology. DTI Technology wrote off the corresponding receivable from Fuji Fabrication and charged this amount to discontinued operations. In our consolidated statement of income, this amount had no effect on our loss from discontinued operations as it was a zero net transaction or a “wash.”

     Hong Kong Batteries

	2004	2003
Net sales		$445,641
Cost of sales		368,534

Gross income		77,107

Selling, general and administrative expenses		347,635
Interest and other, net		(14,891)

		332,744

Income (loss) before income taxes		(255,637)
Income tax (benefit)		(9,313)

Net income (loss)		($246,324

Financial Condition

     Our financial condition remains satisfactory. At January 31, 2004, cash totaled $146,750, down from $508,414 at January 31, 2003. At January 31, 2004, total short-term and long-term debt was $713,128 a decrease of $393,481 compared to January 31, 2003. At January 31, 2004, total debt was 31% of stockholders’ equity compared to 34% in fiscal 2003.

     For fiscal 2004, cash provided by operating activities was $346,184, compared to $1,367,389 in fiscal 2003. This decrease was primarily due to the decrease in revenue we experienced in fiscal 2004. Cash was provided by net income adjusted for non-cash related items. Decreases in accounts receivable, inventory and prepaid expenses and other current assets were offset by decreases in accounts payable and gain on sale of equipment. For fiscal 2004, net cash used in discontinued operations was $9,678, compared to cash used in discontinued operations of $134,862 in fiscal 2003. This decrease was primarily due to closing down Fuji’s operations in fiscal 2004.

     For fiscal 2004, our three largest customers accounted for approximately 60% of net revenue, with one of these customers accounting for approximately 26% of net revenue. At January 31, 2004, these three largest customers accounted for approximately 58% of net accounts receivable.

     We used $110,359 in net cash for investing activities during fiscal 2004, compared to $422,285 during fiscal 2003. The decrease in cash used for investing activities as compared to fiscal 2003 was due to the purchase of customer lists for $300,000 in December 2002. Capital expenditures in fiscal 2004 increased 25% compared to fiscal 2003. We anticipate capital expenditures of $150,000 for fiscal 2005.

     We used $597,489 in net cash for financing activities in fiscal 2004, which decreased from $619,107 in fiscal 2003. The major financing uses of cash for both years were the repayment of debt and repurchase of our common stock. In fiscal 2004, we purchased 1,791,322 shares of our common stock for $432,577. Financing sources of cash amounted to $604,527 during fiscal 2004 were primarily from amounts we drew down on our revolving line-of-credit and a new Malaysian term loan. In addition we paid back at total of $700,000 on the line of credit and $7,515 on the term loan during fiscal 2003. We have another potential source of liquidity from authorized borrowings in the form of a line-of-credit with a U.S. financial institution for $1.2 million. At January 31, 2004, we had $803,080 available for use from this line of credit.

     We believe that we have the financial resources needed to meet our anticipated business requirements for the next 12 months, including capital expenditures for the expansion or upgrading of our manufacturing capacity and working capital requirements.

Outlook

     In general, as we look ahead to the rest of fiscal 2005, the outlook continues to be uncertain, and we anticipate a year that will be largely driven by the introduction of our new personal safety devices, demand from the airline security industry, military and jet engine industries, the semiconductor industry as well as the overall global economy. Although it is difficult to predict product demand for the rest of fiscal 2005, we expect a 5% to 10% increase in revenue from our ceramic segment, East Cost Sales Company. The outlook for the diamond tools industry is showing some strength, and with the introduction of our new cutting blades, sales could increase 10%-12% in fiscal 2005. The diamond tool industry is very dependent on the semiconductor industry, which over last three years has experienced economic decline and is now starting to show signs of growth. The outlook for the contract manufacturing segment in fiscal 2005 should be stronger than fiscal 2004. With the introduction of our new personal safety devices sales for our contract manufacturing segment could grow 30%-50% in fiscal 2005. In this environment, revenue growth for our new safety helmet is largely dependent on the commercial acceptance of our current designs and successfully marketing the designs to the safety and rescue industries, which we can not assure.

     Our financial results are substantially dependent on sales of ceramics and related products by the East Coast Sales Company operating segment. Revenue is partly a function of the mix of products we offer, all of which are difficult to forecast. Because of the changing conditions throughout the world our revenue is subject to the impact of economic conditions in various geographic regions.

     Our gross margin expectation for fiscal 2005 is approximately 52% plus or minus a few points, which is a slight decrease from the fiscal 2004 gross margin of 56%. Our gross margin varies depending on unit sales volumes and product mixes. Our policy for valuation of inventory, including the determination of obsolete inventory, requires us to estimate the future demand for our products within six months or less. The estimates of future demand that we use in the valuation of inventory are also used for near-term factory planning. If our demand forecast is greater than actual demand and we fail to reduce manufacturing output accordingly, we would likely be required to record additional inventory reserves, which would have a negative impact on our gross margin. Various other factors including unit sales volumes and new technologies will also continue to affect cost of sales and the variability of gross margin percentages.

     In fiscals 2004 and 2003 we improved our cutting blade facility and updated our ceramics fabrication facility. We expect that capital spending will remain around $150,000 for fiscal 2005 down from $156,319 in fiscal 2003. If market demand does not grow or our new products are not accepted, revenues and gross margins may also be adversely affected.

     Depreciation for fiscal 2005 is expected to be approximately $175,000, compared to $196,501 in fiscal 2004.

     We expect amortization of other intangible assets to be approximately $60,000 in fiscal 2005, as compared to $60,000 in fiscal 2004.

     In conjunction with the implementation of the new accounting rules for goodwill, we completed the initial goodwill impairment review as of the beginning of fiscal 2004 and the required annual review during the fourth quarter of fiscal 2004 for East Coast Sales Company, which is the reporting unit with substantially all of our recorded goodwill. We found no impairment. Our impairment review process is based on a discounted cash flow approach that uses estimates of revenue for the reporting unit and appropriate discount rates. The estimates we used are consistent with the plans and estimates that we are using to manage the underlying business. If we fail to deliver products for this group, if our new products fail to gain market acceptance, or if market conditions in the ceramic business decline, our revenue and cost forecasts may not be achieved and we may incur charges for impairment of goodwill.

     We expect our tax rate to be approximately 15% for fiscal 2005. This estimate is slightly higher than the rate in fiscal 2004, primarily due the loss of our available net operating loss carryover for state income tax purposes as a result of a state tax audit. The expected rate is based on current tax law and is subject to change.

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

Off-Balance Sheet Arrangements

     None

INSERT A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to financial market risks, including changes in currency exchange rates and interest rates. We do not try to mitigate these risks by utilizing derivative financial instruments or other risky strategies.

     A substantial majority of our revenue, expense, and capital purchasing activities are transacted in U. S. dollars. However, we do enter into these transactions in other currencies, primarily the Malaysian Ringgit. The Malaysian Ringgit is pegged to the U.S. Dollar and is translated to U.S. dollars for consolidated purposes. In fiscal 2004 we reported a foreign currency exchange loss of $1,454, compared to a loss of $1,534 in fiscal 2003, neither of which materially impacted the financial statements.

     Inflation has not had a material effect on our revenues and income from continuing operations in the past four years. Inflation is not expected to have a material future effect.

ITEM 7. FINANCIAL STATEMENTS

     The following are filed as part of this Report:

•	Independent Auditor’s Report

•	Consolidated Balance Sheet as of January 31, 2004

•	Consolidated Statement of Income (Loss) for the Years Ended January 31, 2004 and 2003

•	Consolidated Statement of Stockholders’ Equity for the Years Ended January 31, 2004 and 2003

•	Consolidated Statement of Cash Flows for the Years Ended January 31, 2004 and 2003

•	Notes to Consolidated Financial Statements

INDEPENDENT AUDITORS’ REPORT

Board of Directors
SETO Holdings, Inc. and Subsidiaries
Briarcliff Manor, New York

     We have audited the consolidated balance sheet of SETO Holdings, Inc. and Subsidiaries as of January 31, 2004 and the related consolidated statements of income, cash flows and stockholders’ equity for the years ended January 31, 2004 and 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SETO Holdings, Inc. and Subsidiaries as of January 31, 2004 and the results of their operations, cash flows and changes in stockholders’ equity for the years ended January 31, 2004 and 2003, in accordance with accounting principles generally accepted in the United States of America.

April 20, 2004 Mountainside, New Jersey

SETO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET - JANUARY 31, 2004

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$146,750
Accounts receivable	559,254
Inventory	866,016
Prepaid expenses and other current assets	7,837
Deferred tax asset, current portion	80,750

TOTAL CURRENT ASSETS	1,660,607

PROPERTY, PLANT AND EQUIPMENT, NET OF DEPRECIATION	758,431

OTHER ASSETS
Goodwill	85,453
Other intangible asset, net of amortization	230,000
Security deposits and other assets	6,000
Deferred tax asset, net of current portion	303,872

TOTAL OTHER ASSETS	625,325

TOTAL ASSETS	$3,044,363

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$9,682
Note payable, line of credit	396,920
Accounts payable	190,039
Accrued expenses	51,052

TOTAL CURRENT LIABILITIES	647,693

OTHER LIABILITIES
Deferred lease liability	30,000
Long-term debt	35,435

TOTAL OTHER LIABILITIES	65,435

STOCKHOLDERS’ EQUITY
Common stock par value $.001; 100,000,000 shares authorized; 13,184,100 shares issued	13,184
Additional paid in capital	4,339,485
Accumulated other comprehensive income	(150,522)
Retained earnings (deficit)	(1,759,168)

2,442,979
Less common shares held in treasury, 490,722 shares at cost	(111,744)

TOTAL STOCKHOLDERS’ EQUITY	2,331,235

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,044,363

See notes to consolidated financial statements.

SETO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
YEARS ENDED JANUARY 31, 2004 AND 2003

	2004	2003
Net revenues	$3,897,396	$7,364,438
Cost of sales	1,701,437	3,601,365

Gross margin	2,195,959	3,763,073

Selling, general and administrative expenses	2,172,803	2,163,762
Amortization and impairment of acquisition-related intangibles	60,000	10,000

Operating expenses	2,232,803	2,173,762

Operating income (loss)	(36,844)	1,589,311
Interest and other, net	(340,517)	(68,678)

Income (loss) before income taxes	(377,361)	1,520,633
Income taxes	46,161	44,681

Income (loss) from continuing operations	(423,522)	1,475,952

Discontinued operations:
Loss from operations of subsidiaries	(1,339)	(124,321)
Loss on disposal of subsidiaries	(36,395)	(913,942)

	(37,734)	(1,038,263)

Net income (loss)	($461,256)	$437,689

Earning (loss) per share information:
Income from continuing operations
Basic	($0.03)	$0.10

Diluted	($0.03)	$0.10

Discontinued operations:
Basic	($0.00)	($0.07)

Diluted	($0.00)	($0.07)

Weighted average common shares outstanding	13,551,598	14,484,700

Weighted average common shares outstanding, assuming dilution	13,551,598	14,484,700

See notes to consolidated financial statements.

SETO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED JANUARY 31, 2004 AND 2003

					Accumulated
			Additional		Other		Total
		Common	Paid in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Stock	Capital	Stock	Income	Deficit	Equity
Balance at January 31, 2002, restated	14,783,400	$14,783	$4,720,986	($12,026)	($150,522)	($1,735,601)	$2,837,620
Components of comprehensive income:
Net income						437,689	437,689

Total comprehensive income							437,689

Purchase of treasury stock				(50,241)			(50,241)
Shares cancelled, treasury stock	(225,000)	(225)	(46,338)	46,563			0

Balance at January 31, 2003	14,558,400	14,558	4,674,648	(15,704)	(150,522)	(1,297,912)	3,225,068

Components of comprehensive income:
Net loss						(461,256)	(461,256)

Total comprehensive loss							(461,256)

Purchase of treasury stock				(432,577)			(432,577)
Shares cancelled, treasury stock	(1,374,300)	(1,374)	(335,163)	336,537

Balance at January 31, 2004	13,184,100	$13,184	$4,339,485	($111,744)	($150,522)	($1,759,168)	$2,331,235

See notes to consolidated financial statements.

SETO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
YEARS ENDED JANUARY 31, 2004 AND 2003

	2004	2003
OPERATING ACTIVITIES
Income (loss) from continuing operations	($423,522)	$1,475,952
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	196,501	141,488
Amortization and impairment of intangibles and other acquisition-related costs	60,000	10,000
Gain on sale of equipment	(31,749)	(1,068)
Provision for deferred income taxes	35,304	10,074
Write off of note receivable	364,193
Changes in assets and liabilities:
Accounts receivable	326,721	(69,672)
Note receivable		(106,146)
Inventories	34,396	(40,600)
Prepaid expenses and other current assets	22,587	18,519
Deferred product development costs		(138,878)
Other assets		45,237
Accounts payable and accrued expenses	(230,069)	151,345
Deferred lease liability	1,500	6,000

NET CASH PROVIDED BY CONTINUING OPERATIONS	355,862	1,502,251
NET CASH USED IN DISCONTINUED OPERATIONS	(9,678)	(134,862)

NET CASH PROVIDED BY OPERATING ACTIVITIES	346,184	1,367,389

INVESTING ACTIVITIES
Proceeds from sale of equipment	45,960	2,500
Purchase of distribution lines		(300,000)
Purchase of property and equipment	(156,319)	(124,785)

NET CASH USED IN INVESTING ACTIVITIES	(110,359)	(422,285)

FINANCING ACTIVITIES
Proceeds from financing	52,632
Decrease in short-term debt, net	(148,105)	(502,627)
Repayments of and retirement of long-term debt	(69,439)	(66,239)
Repurchase and retirement of common stock	(432,577)	(50,241)

NET CASH USED IN FINANCING ACTIVITIES	(597,489)	(619,107)

NET INCREASE (DECREASE) IN CASH	(361,664)	325,997
CASH, BEGINNING OF YEAR	508,414	182,417

CASH, END OF YEAR	$146,750	$508,414

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

     DTI Technology, SDN BHD (“DTI”) is a Malaysian corporation that manufactures a product line similar to that of SETO Holdings, Inc.

     SETO Technology, SDN BHD is a Malaysian corporation, which offers sales and services to United States corporations for contract manufacturing in Malaysia. SETO Technology is also designing and developing two new safety devices which it expects to launch in fiscal 2005.

Note 2: Accounting Policies:

Use of Estimates

     The preparation of financial statements in conformity with accounting principles accepted in the U.S. requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management’s most difficult and subjective judgments include the assessment of recoverability of property, equipment and goodwill, inventory, and the recognition and measurement of income tax assets and liabilities. The actual results experienced by the Company may differ materially from management’s estimates.

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

Foreign Operations

     Substantially all of the Company’s products are manufactured in Malaysia. The foreign operations represent captive manufacturing facilities of the Company. The Company’s operations are subject to various political, economic, and other risks and uncertainties inherent in countries in which the Company operates. Among other risks, the Company’s operations are subject to the risks of restrictions on transfer of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and government regulations.

Inventories

     Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis and market is considered at net realizable value. Inventories at fiscal year-end were as follows:

Finished goods	$504,159
Work in Process	43,328
Raw Materials	312,692
Supplies	5,837

$866,016

Product Development Costs

     The Company defers certain costs related to the preliminary activities associated with the manufacture of its products which the Company has determined to have future economic benefit. Management periodically reviews, and when necessary, revises its estimate of the future benefit of these costs and expenses them if it is deemed there is no longer a future benefit. At January 31, 2003, the Company capitalized product development costs of $178,878. This amount represents advance payments for contractual services for the development of a new personal safety device that the Company expects to release in fiscal 2005. In fiscal 2004, the Company converted these costs to machinery and equipment and is now depreciating them over their estimated useful lives.

Deferred Tax Assets

     Included in the accompanying balance sheet at January 31, 2004 is a deferred tax asset of $384,622 that represents the Company’s tax benefit of its federal net operating loss carryover. Realization of this asset is dependent on the Company’s ability to generate future taxable income. Management believes that it is more likely than not that forecasted taxable income will be sufficient to utilize the tax carryforwards before their expiration in 2024. However, there can be no assurance that the Company will meet its expectations of future income. As a result, the amount of the deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income are reduced. Such an occurrence could have an adverse affect on the Company’s results of operations and financial condition.

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

Stock-Based Compensation

     The Company accounts for non-cash stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25 (Accounting for Stock Issued to Employees), and its related interpretations, which state that no compensation expense is recognized for stock options or other stock based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of the Company’s common stock on the grant date. In the event that stock options are granted with an exercise price below the estimated fair market value of the Company’s common stock at the grant date, the difference between the fair market value of the Company’s common stock and the exercise price of the stock option is recorded as deferred compensation. Deferred compensation is amortized to compensation expense over the vesting period of the related stock option. In fiscal 2004, the Company did not recognize any non-cash compensation.

Reclassifications

     Certain amounts reported in the previous year have been reclassified to conform to the 2004 presentation.

Recent Accounting Pronouncements

     In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entities activities without receiving additional financial support from the other parties. At January 31, 2004, the Company does not have an investment in any variable interest entity that must be consolidated.

Treasury Stock

     The Company accounts for treasury stock using the cost method.

Note 3: Accounts Receivable

     The following is a summary of accounts receivable at January 31, 2004:

Trade accounts	$579,254
Less allowance for doubtful accounts	(20,000)

$559,254

     At January 31, 2004 accounts receivable in the amount of $579,254 were pledged as collateral in connection with bank loans.

Note 4: Property and Equipment

     The following is a summary of property and equipment at cost less depreciation at January 31, 2004:

Leasehold improvements	$150,961
Manufacturing equipment	1,115,028
Office equipment	111,984

1,377,973
Less accumulated depreciation	(619,542)

Total	$758,431

     Depreciation expense charged to operations was $196,501 and $141,488 in fiscal 2004 and 2003, respectively. At January 31, 2004, property and equipment with a cost of $1,377,973 was pledged as collateral for the Company’s bank and equipment loans.

Note 5: Goodwill

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

Note 6: Identified Intangible Assets

     On December 1, 2002, the Company acquired the customer lists from a Malaysian company for $300,000, to be amortized over a period of 5 years. The Company’s identified intangible assets are subject to amortization. Amortization of identified intangible assets amounted to $60,000 in fiscal 2004 and $10,000 for fiscal 2003.

     Based on the carrying value of identified intangible assets recorded at January 31, 2004, and assuming no subsequent impairment of the underlying assets, the annual amortization expense, excluding acquisition-related costs, is expected to be as follows:

	2005	2006	2007	2008
Customer lists	$60,000	$60,000	$60,000	$50,000

Note 7: Earnings Per Share

     The number of shares used in the computation of the Company’s basic and diluted earnings per common share is as follows:

	2004	2003
Weighted average common shares outstanding	13,551,598	14,484,700
Effect of using diluted securities:
Weighted average common equivalent shares from stock options	0	0

Diluted number of common shares outstanding	13,551,598	14,484,700

     Weighted average common shares outstanding, assuming dilution, includes the incremental shares that would be issued upon the exercise of stock options. For 2004 and 2003 approximately 6 million of the Company’s stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive. These options could be dilutive in the future.

Note 8: Common Stock Repurchase Program

     The Company has an ongoing authorization as amended from the Board of Directors to repurchase up to 2.5 million shares of SETO’s common stock in open market or negotiated transactions in compliance with Rule 10b-18 of the Securities Exchange Act, subject to market conditions, applicable legal requirements and other factors. This program does not obligate the Company to acquire any particular amount of its common stock, and the program may be suspended at any time at the Company’s discretion. During 2004 the company repurchased 1,791,322 shares of common stock at a cost of $432,577. As of January 31, 2004, 750,700 shares remained available under the repurchase authorization.

     On March 15, 2004, the Company filed a report on Form 8-K containing a press release announcing an “odd-lot” purchase program for stockholders of less than 100 shares of the Company’s common stock, whereby stockholders will have the opportunity to sell their shares to the Company for a price of $0.20 per share with no brokerage fees. According to the Company, in the event that the odd-lot program reduces the number of the Company’s registered stockholders to less than 300, the Company may deregister its common stock and suspend its reporting obligation under the Securities Exchange Act of 1934, which would result among other things, in the Company common stock being delisted from the Bulletin Board and only being quoted on the Pink Sheets®, which is a centralized quotation service that collects and publishes market maker quotations in real time. The odd-lot program expires on June 15, 2004.

Note 9: Borrowings

Short-Term Debt

     Short-term debt at January 31, 2004 was as follows:

Payable in U.S. dollars:
Line of credit	$396,920
Payable in other currencies:
Malaysian Ringgit, loan due fiscal 2009 at 6.54%	9,682

Total	$406,602

     Short-term debt at January 31, 2003 consisted of an outstanding line of credit with a U.S. financial institution in the amount of $1,200,000. The line of credit expires on October 31, 2004 and carries interest at an annual rate of 2.90% plus the 30 day dealer commercial paper rate. As of January 31, 2004, the Company had utilized $396,920 of the line of credit. The loan is secured by the personal guarantee of the Company’s president and the Company’s assets.

Long-Term Debt

     Long-term debt at January 31, 2004 was as follows:

Payable in other currencies:
Malaysian Ringgit, loan due fiscal 2009 at 6.54%	$45,117
Less current portion of long-term debt	(9,682)

Total	$35,435

     The aggregate debt maturities were as follows:

January 31, 2005	$9,682
January 31, 2006	10,312
January 31, 2007	11,007
January 31, 2008	11,749
January 31, 2009	2,367

$45,117

     The Malaysian borrowings were made in connection with the financing of the Company’s Malaysian operations.

Note 10: Concentrations of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Federal Deposit Insurance Corporation (FDIC) insures the cash balances up to $100,000. At January 31, 2004 the Company had uninsured cash balances of $85,885.

     A majority of the Company’s trade receivables are derived from sales of security detection and protection devices to original equipment manufacturers. The Company’s three largest customers accounted for approximately 60% of net revenue for fiscal 2004 which decreased from 70% for fiscal 2003. At January 31,

2004, the three largest customers accounted for approximately 58% of net accounts receivable (82% of net accounts receivable at January 31, 2003).

     The Company attempts to keep pace with the changing security and cutting blade industries and has adopted credit policies and standards intended to accommodate industry growth and inherent risk. Management believes that credit risks are moderated by the diversity of the Company’s customers and geographic sales areas. SETO performs ongoing credit evaluations of its customers.

Note 11: Interest and Other, Net

	2004	2003
Interest income	$11,970	$33,005
Gain on sale of assets	31,748	1,068
Interest expense	(18,588)	(101,217)
Loss on note receivable from G Com .Net	(364,193)
Foreign currency exchange loss	(1,454)	(1,534)

Total	($340,517)	($68,678)

Note 12: Comprehensive Income

     The components of other comprehensive income were $0 for fiscal 2004 and fiscal 2003. The remaining amount of $150,522 on the Company’s balance sheet classified under “accumulated other comprehensive income” is all related to the acquisition of the Company’s foreign subsidiary, DTI Technology, Sdn Bhd.

     The components of accumulated other comprehensive income at January 31, 2004 consisted of $150,522 in foreign currency translation adjustments relating to the acquisition of the Company’s foreign subsidiary DTI Technology Sdn Bhd.

Note 13: Provision for Taxes

     The following table presents the U.S. and non-U.S. components of income (loss) from continuing operations before income taxes and the provision (benefit) for income taxes:

     Income (loss) from Continuing Operations Before Income Taxes:

	2004	2003
Domestic	($378,356)	$1,464,125
Foreign	995	56,508

Income from continuing operations before income taxes	($377,361)	$1,520,633

Provision (Benefit) for Income Taxes	2004	2003
Current:
Federal	($132,487)	$8,567
State	10,857	4,074
Foreign	0	21,966

Subtotal	(121,630)	34,607

Deferred:
Federal	93,121	10,074
State	74,670
Foreign	0	0

Subtotal	167,791	10,074

Provision (benefit) for income taxes	$46,161	$44,681

     The following table presents the principal reasons for the difference between the effective tax (benefit) rate on continuing operations and the U.S. federal statutory income tax (benefit) rate:

	2004	2003
U.S. federal statutory income tax (benefit) rate	-35.0%	-35.0%
State tax (benefit), net of federal benefit	2.8%	0.2%
Foreign earnings taxed at different rates	-0.2%	-1.6%
Operating loss carryforward	37.7%	33.3%
Change in valuation allowance	6.9%	6.0%

Effective income (benefit) tax rate	12.2%	2.9%

     The components of deferred income tax assets and liabilities are as follows:

	2004	2003
Deferred Income Tax Assets
Net operating loss/credit carryforwards	$531,973	$622,549
Allowance for doubtful accounts	0	6,800

Total deferred tax assets	531,973	629,349

Deferred Income Tax Liabilities
Difference between book and tax depreciation	3,325	3,315

Total deferred tax liabilities	3,325	3,315

Net deferred tax assets before valuation allowance	528,648	626,034
Valuation allowance	144,026	206,108

Net deferred tax asset	$384,622	$419,926

     Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS 109”) requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s current and past performance, the market environment in which the company operates, the utilization of past tax credits, length of carryback and carryforward periods, existing contracts or sales backlog that will result in future profits, etc.

     Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Cumulative losses weigh heavily in the overall assessment. During the first and third quarters of fiscal 2004, due to a decrease in revenue, the write off of a note receivable and an examination of SETO’s state tax returns for 2003, 2002, and 2001, SETO increased its valuation allowance for future tax benefits. With the introduction of new products in fiscal 2005, management believes that SETO will utilize its remaining net operating loss carryforward within the next five years.

          The following table presents carryforwards for losses (tax effected):

Description	Amount	Expiration
Federal net operating losses	$1,438,871	2024
State net operating loses	378,239	2024

Total	$1,817,110

     The Company does not provide for the U.S. income taxes or foreign withholding taxes on the undistributed earnings of its foreign subsidiaries, as such cumulative earnings are intended to be permanently reinvested in those operations. It is not practicable to estimate the amount of unrecognized deferred tax liabilities for these undistributed foreign earnings.

Note 14: Common Stock Options

     On March 25, 1997, the Company effectuated a Non-statutory Stock Option Plan for the purpose of advancing the interests of the Company and its stockholders by helping the Company obtain and retain the services of key management employees, officers, directors and consultants. The Board of Directors of the Company administers the Plan. The Board has full authority and discretion to determine the eligible participants to be granted the options, the date of issuance, exercise price and expiration date. The total number of shares set aside for the Plan is 6,500,000. Under the Plan, the option exercise price is equal to the fair market value of the Company’s common stock at the date of the grant. Options currently expire no later than 10 years from the grant date. Proceeds received by the Company from exercises of stock options are credited to common stock and additional paid-in capital. No options were issued during fiscal 2004.

     Additional information with respect to stock option activity other than the Company’s Non-statutory Stock Option Plan is as follows:

		Weighted Average
	Number of Shares	Exercise Price
Outstanding at January 31, 2003	6,000,000	$0.21
Granted	0	0.00
Cancelled	0	0.00

Outstanding at January 31, 2004	6,000,000	$0.25

Options exercisable at January 31, 2003	4,500,000	$0.17

Options exercisable at January 31, 2004	2,500,000	$0.11

Stock Options Outstanding
		Weighted Average
		Remaining
	Number of Shares	Contractual Life in	Weighted Average
Ranges of Exercise Prices	Outstanding	Years	Exercise Price
$0.10 - $0.25	4,500,000	2.25	$0.17
$0.26 - $0.50	1,500,000	2.25	$0.50

	6,000,000	2.25	$0.25

Stock Options Exercisable
		Weighted Average
		Remaining
	Number of Shares	Contractual Life in	Weighted Average
Ranges of Exercise Prices	Outstanding	Years	Exercise Price
$0.10 - $0.25	2,500,000	2.25	$0.11
$0.26 - $0.50	0	0.00	$0.00

	2,500,000	2.25	$0.11

Note 15: Commitments

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

January 31, 2005	66,000
January 31, 2006	66,000
January 31, 2007	66,000
January 31, 2008	70,500
January 31, 2009	72,000
Thereafter	306,000

$646,500

     Rent expense charged to operations was $85,820 and $84,988 in fiscal 2004 and 2003, respectively.

     In addition, the Company leases several vehicles under operating lease terms expiring through fiscal 2004. Total lease expense was $42,025 and $24,716 for the years ended January 31, 2004 and 2003, respectively.

Note 16: Employment Agreements

     In fiscal 2004, the Company amended its employment agreements with its President and Executive Vice President. The terms of the agreements changed and expire on April 30, 2006. Compensation is now set at a base of $150,000 for the President and Executive Vice President, respectively, with each getting a 2-3% commission on SETO Holdings, Inc. /East Coast Sales Company’s sales.

     In fiscal 2004, the Company amended its employment agreement with the acting secretary of the Company. The term of the agreement remained unchanged and expires on April 30, 2006. Compensation is set at a base of $75,000 with a bonus of 2% of any increase in SETO Holdings, Inc./East Coast Sales Company’s consolidated net income over the net income from the previous year’s.

     As of January 31, 2004, the Company paid $162,514 in commissions to its officers.

Note 17: Discontinued Operations

     On February 1, 2001, the Company adopted a formal plan to sell Fuji Fabrication, SDN, BHD. On October 1, 2001, the assets of Fuji Fabrication, which consisted primarily of inventory and equipment, were sold for $290,547 with the Company assuming a note for the full amount of the selling price. On October 1, 2002 the Company recast the note for $396,693, which included the sales of additional inventory and previously accrued interest. Interest on the note is stated at 10% (annually) and was payable in 12 monthly installments. On July 1, 2003 the company received $32,500 in equipment which was offset against the note receivable at July 31, 2003. The note was payable in full on September 30, 2003. On October 1, 2003, the payee, G Com.Net, defaulted on the note and the Company wrote off the remaining note balance of $364,193 and expensed it to “Interest and other, net” (see Note 11).

     Fuji Fabrication had no sales for the year ended January 31, 2004 and 2003. General and administrative expenses for the years ended January 31, 2004 and 2003 totaled $1,608 and $7,691, respectively. In addition, at October 31, 2002, Fuji Fabrication recognized $129,708 in miscellaneous income related to forgiveness of debt. The company ceased Fuji’s operations on October 31, 2003.

     On October 31, 2002, we adopted a formal plan to discontinue the operations of Hong Kong Batteries Industries, Ltd. (Hong Kong Batteries). Hong Kong Batteries was a trading company that bought industrial batteries from manufacturers in mainland China and resold them to companies in Hong Kong, Asia and Europe. When China was approved for World Trade Organization Status (WTO) at the end of 2001, without our knowledge most of Hong Kong Batteries’ suppliers hired English speaking sales and marketing managers and began to directly approach all the end user customers of Hong Kong Batteries. During the first and second quarters of fiscal 2003, Hong Kong Batteries was still receiving orders from its customers. Then during the third quarter Hong Kong Batteries did not receive any orders and was informed by its customers that the Chinese suppliers offered substantial discounts if they bought their products directly from the Chinese manufacturers. After many discussions and meetings with the management of Hong Kong Batteries, we could not overcome the problem and decided to cease operations as soon as possible due to the lack of revenue and the high overhead cost we would have incurred if we continued operating.

     The discontinuance of Hong Kong Batteries Industries, Ltd resulted in us writing off $688,183 in goodwill and incurring an additional $225,759 in disposal costs, which consisted mainly of the write off of cash advances to Hong Kong Batteries and travel expenses.

     The components of income (loss) from discontinued operations of subsidiaries are as follows:

     Fuji Fabrication

	2004	2003
Net sales	$0	$0
Cost of sales

Gross profit		0

Selling, general and administrative expenses	1,339	7,691
Interest and other, net		(129,708)

	1,339	(122,017)

Income (loss) before income taxes	(1,339)	122,017
Income taxes		14

Net income (loss)	($1,339)	$122,003

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

     Hong Kong Batteries

	2004	2003
Net sales		$445,641
Cost of sales		368,534

Gross income		77,107

Selling, general and administrative expenses		347,635
Interest and other, net		(14,891)

		332,744

Loss before income taxes		(255,637)
Income tax (benefit)		(9,313)

Net loss		($246,324

Note 18: Principal Products and Segmentation of Sales

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

     Operating segments do not record inter-segment revenue, and, accordingly, there is none to be recorded. The accounting policies for segment reporting are the same as for the Company as a whole. Financial information relating to the principal industry segments and classes of products are as follows:

	2004	2003
Sales to customers:
Industry A - Ceramics	$2,814,380	$5,843,564
Industry B - Diamond tools	638,745	817,066
Industry D - Contract manufacturing	444,271	703,808

Total sales	$3,897,396	$7,364,438

Operating profit or loss:
Industry A - Ceramics	$468,965	$1,890,414
Industry B - Diamond tools	(404,095)	(311,437)
Industry D - Contract manufacturing	(101,714)	10,334

Total operating profit	($36,844)	$1,589,311

     Information as to the Company’s sales in different geographical areas is as follows:

	2004	2003
Sales to customers:
United States	$2,786,596	$2,831,380
Far East	106,015	193,612
Canada	1,004,785	4,339,446

Total sales	$3,897,396	$7,364,438

     The Company’s Canadian sales decreased 76% during fiscal 2004 as compared to fiscal 2003. The decline in sales was primarily due to a significant decrease in demand from one of East Coast Sales Company’s customers in the airline security industry. Orders for new detection devices dramatically decreased subsequent to the U.S. Department of Homeland Security’s deadline of December 31, 2002, that required all U.S. airports to install security detection devices.

     Net property, plant and equipment by country were as follows:

	2004	2003
United States	$301,937	$211,803
Malaysia	456,494	375,456

Total property, plant and equipment, net	$758,431	$587,259

     In fiscal 2004 one customer accounted for 26% of the Company’s revenue and three customers accounted for 60% of the Company’s revenue. In fiscal 2003 three customers accounted for 70% of the Company’s revenue.

Note 19: Supplemental Cash Flow Information

	2004	2003
Interest paid during the year	$17,249	$99,263

Income taxes paid during the year	$19,259	$4,908

Supplemental schedule of non-cash investing and financing activities:
Conversion of deferred product development costs to equipment.	$178,878

Conversion of note receivable to equipment. During the year ended January 31, 2004 the Company received equipment in lieu of partial payment regarding its note receivable from G Com.Net.	$32,500

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 8A. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures: Our principal executive and financial officers reviewed and evaluated our disclosure controls and procedures (as defined in Exchange Act Rule 13a-14) as of a date within 90 days before the filing of this Form 10-KSB. Based on that evaluation, our principal executive and financial officers concluded that our disclosure controls and procedures are effective in timely providing them with material information relating to the Company, as required to be disclosed in the reports we file under the Exchange Act.

(b)	Changes in Internal Controls: There were no significant changes in our internal controls or other factors that could significantly affect those controls subsequent to the date of our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth certain information concerning the current directors and executive officers of the Company, who will serve for one year or until their respective successors are elected and have qualified:

Name	Age	Position
Eugene Pian	64	President, Chief Executive Officer and Director
Craig Pian	42	Executive Vice President, Treasurer and Director
Francine Pian	44	Secretary and Director

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

Corporate Governance Matters

     Audit Committee. The Board of Directors has not yet established an audit committee, and the functions of the audit committee are currently performed by the entire board of directors as specified in section 3(a)(58)(B) of the Exchange Act. We are under no legal obligation to establish an audit committee and have elected not to do so at this time so as to avoid the time and expense of identifying independent directors willing to serve on the audit committee and obtaining director and officers’ liability insurance. We may establish an audit committee in the future if the board deems it advisable or we are otherwise required to do so by applicable law, rule or regulation.

     Audit Committee Financial Expert. We do not yet have an audit committee and, therefore, we have no “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-B. In general, an “audit committee financial expert” is an individual member of the audit committee who (a) understands generally accepted accounting principles and financial statements, (b) is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves, (c) has experience in preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to the Company’s financial statements, (d) understands internal controls over financial reporting and (e) understands audit committee functions.

     Code of Ethics. We have not yet adopted a Code of Ethics applicable to our Chief Executive Officer, principal financial and accounting officers or persons performing similar functions, nor are we under any legal obligation to do so. A Code of Ethics is a written standard designed to deter wrongdoing and to promote (a) honest and ethical conduct, (b) full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements, (c) compliance with applicable governmental laws, rules and regulations, (d) the prompt internal reporting of violation of the Code and (e) accountability for adherence of the Code. If and to the extent we adopt a Code of Ethics, we will file a copy of the Code of Ethics with the SEC and we will post a copy of the Code on our corporate website at www.setoholdings.com. In addition, we will post future amendments to, or waivers from, certain provisions of the Code of Ethics on our website within five business days following the date of such amendment or waiver.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Based solely on a review of copies of Forms 3, 4, and 5 furnished to the Company we believe that no officer or director filed a late report or failed to file a required report under Section 16(a) of the Exchange Act during or in respect at the year ended January 31, 2004.

Recommending Nominees to the Board

     The Company does not have any procedure whereby security holders may recommend nominees to the Company’s Board of Directors.

ITEM 10. EXECUTIVE COMPENSATION

     In fiscal 2004, the Company amended its employment agreements with its President and Executive Vice President. The terms of the agreements changed and expire on April 30, 2006. Compensation is now set at a base of $150,000 for the President and Executive Vice President, respectively, with each getting a commission of 2-3% of SETO Holdings, Inc. /East Coast Sales Company’s sales. Such commissions are listed in the “Summary of Compensation” table listed below under “Other Annual Comp.”

     In fiscal 2004, the Company amended its employment agreement with the acting secretary of the Company. The term of the agreement remained unchanged and expires on April 30, 2006. Compensation is set at a base of $75,000 with a bonus of 2% of any increase in SETO Holdings, Inc./East Coast Sales Company’s consolidated net income over the net income from the previous year’s.

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

					Long-Term
	Annual Compensation				Compensation
				Other	Securities
				Annual	Underlying
Name and Principal Position	Year	Salary	Bonus	Comp (1)	Options/SARs (#)
Eugene Pian, Chief Executive Officer	2004	150,000	—	78,492	—
	2003	142,308	55,856	—	—
	2002	125,000	27,370	—	250,000

Craig Pian, Executive Vice President and Treasurer	2004	150,000	—	84,022	—
	2003	159,808	55,856	—	—
	2002	115,000	26,370	—	150,000

(1)	Excludes perquisites and other benefits, unless the aggregate amount of such compensation is at least the lesser of either $50,000 or 10% of the total annual salary and bonus reported for the named executive officer.

Options/SAR Grants in the Last Fiscal Year

     None issued.

Aggregated Option/SAR Exercises in Fiscal Year 2004 and Option/SAR Values at January 31, 2004

			Number of Securities
			Underlying Unexercised		Value of Unexercised
			Options/SARs Fiscal		in-the-Money Options/SARs at
			Year-End (#)		Fiscal Year-end ($)
	Shares
	Acquired on	Value
Name	Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Eugene Pian	—	—	250,000	0	$37,500	0
	—	—	1,000,000	0	$100,000	0
	—	—	1,000,000	0	0	0
	—	—	500,000	0	0	0

Craig Pian	—	—	150,000	0	$22,500	0
	—	—	1,000,000	0	$100,000	0
	—	—	1,000,000	0	0	0
	—	—	500,000	0	0	0

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information as to the number of shares of our common stock deemed to be owned beneficially by each person known by the Registrant to be the beneficial owner of more than 5% of our outstanding common stock, each of its executive officers and directors, and all of its executive officers and directors as a group at April 20, 2004. Except as indicated in the footnotes to this table, we believe that the named persons have sole voting power with respect to the shares indicated:

Name and Address of Beneficial		Number		Percentage
Owner	Position with Company	of Shares		of Class
Eugene Pian	President & Director	4,069,067	(1)	31.69%
c/o Semicon Tools, Inc. 554 North State Road Briarcliff Manor, NY 10510

Craig Pian	Executive Vice President,	2,650,333	(2)	19.68%
c/o Semicon Tools, Inc.	Treasurer & Director
554 North State Road Briarcliff Manor, NY 10510

Francine Pian	Secretary & Director	803,560	(3)	7.62%
c/o Semicon Tools, Inc. 554 North State Road Briarcliff Manor, NY 10510

All Directors and Executive Officer as a group (3 persons)		7,522,660	(4)	59.27%

(1)	Includes currently exercisable options to purchase 2,750,000 shares of common stock, 225,000 shares of common stock held under voting trusts which terminate when the shareholder sells his stock, and 25,000 shares owned by his spouse as to which he disclaims beneficial ownership.

(2)	Includes currently exercisable options to purchase 2,650,000 shares of common stock.

(3)	Includes currently exercisable options to purchase 600,000 shares of common stock

(4)	Includes currently exercisable options to purchase 6,000,000 shares of common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Index of Exhibits

3(a)	Articles of Incorporation[1]

3(b)	By-Laws[1]

3(c)	Amendment to Articles of Incorporation[2]

10(a)	Agreement of merger with Semicon Tools, Inc., a New York Corporation[2]

10(b)	Articles of Merger[2]

10(c)	Certificate of Merger[2]

10(d)	Patent License[1]

10(e)	Patent No. 4,219.004[1]

10(f)	License Agreement with Bookuk Industry Company, Ltd. [1]

10(g)	Thermode/Synthrode Supplier Agreement[1]

10(h)	East Coast Sales Acquisition Agreement[3]

10(i)	$300,000 Promissory Note[3]

10(j)	Amendment to East Coast Sales Acquisition Agreement[4]

10(k)	Hong Kong Batteries Industries, Ltd. Acquisition Agreement[5]

10(l)	Fimas Sdn. Bhd. Acquisition Agreement[6]

10(m)	Fimas Sdn. Bhd. Disposition Agreement[7]

21	List of Subsidiaries

31	Section 302 Certification

32	Certification of Chief Executive Officer and Chief Financial Officer to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1.	Incorporated by Reference from Registrant’s Registration Statement on Form S-18 declared effective June 8, 1988.

2.	Incorporated by Reference from Registrant’s Form 8-K Report dated May, 19, 1987.

3.	Incorporated by Reference from Registrant’s Form 8-K Report dated February 19, 1990.

4.	Incorporated by Reference from Registrant’s Form 10-K Report for the year ended January 31, 1991.

5.	Incorporated by Reference from Registrant’s Form 8-K Report dated December 9, 1999.

6.	Incorporated by Reference from Registrant’s Form 8-K Report dated December 10, 1999.

7.	Incorporated by Reference from Registrant’s Form 8-K Report dated January 31, 2001.

(b)	Reports on Form 8-K

     No reports on Form 8-K were filed during the Quarter ended January 31, 2004.

     On March, 15, 2004, we filed a report on Form 8-K containing a press release announcing an odd-lot purchase program for stockholders of less than 100 shares of our common stock, whereby stockholders will have the opportunity to sell their shares to the Company for a price of $0.20 per share with no brokerage fees.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following table shows the fees that we paid or accrued for the audit and other services provided by Zeller Weiss & Kahn, LLP for the 2004 and 2003 fiscal years.

	2004	2003
Audit Fees	$55,500	$52,500
Audit – Related Fees	8,900	12,000
Tax Fees	16,000	7,500

	$80,400	$72,000

     Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Form 10-QSB Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

     Audit Related Fees — This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

     Tax Fees — This category consists of professional services rendered by Zeller Weiss & Kahn, LLC for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

     The Board of Directors has adopted a procedure for pre-approval of all fees charged by Zeller Weiss & Kahn, LLC, the Company’s independent auditors. Under this procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of the Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to Zeller Weiss & Kahn, LLP with respect to fiscal year 2004 were pre-approved by the entire Board of Directors.

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SETO Holdings, Inc. Registrant

By:	/s/ Eugene J. Pian

Eugene J. Pian, President Date: April 30, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Eugene J. Pian

Eugene J. Pian
Director
Date: April 30, 2004

/s/ Craig A. Pian

Craig A. Pian
Director
Date: April 30, 2004

/s/ Francine Pian

Francine Pian
Director
Date: April 30, 2004

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