Form 10QSB
period 2004-04-30
SETO HOLDINGS INC
filed 2004-06-14
CIK 794998

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended April 30, 2004

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

Yes ☒     No ☐

Class	Outstanding at April 30, 2004
Common stock $.001 par Value	12,600,878

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED BALANCE SHEET — APRIL 30, 2004
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
ITEM 5. SIGNATURES AND CERTIFICATIONS OF THE CHIEF EXECUTIVE OFFICER AND THE CHIEF FINANCIAL OFFICER OF THE COMPANY
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EX-31.1 Certification of CEO
EX-31.2 Certification of CFO
EX-32.1 Certification of CEO
EX-32.2 Certification of CFO

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SETO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEET - APRIL 30, 2004

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$464,935
Accounts receivable	591,088
Inventory	838,473
Prepaid expenses and other current assets	39,452
Deferred tax asset, current portion	64,000

TOTAL CURRENT ASSETS	1,997,948

PROPERTY, PLANT AND EQUIPMENT, NET OF DEPRECIATION	729,498

OTHER ASSETS
Goodwill	85,453
Other intangible asset, net	215,000
Security deposits and other assets	6,000
Deferred tax asset, net of current portion	307,591

TOTAL OTHER ASSETS	614,044

TOTAL ASSETS	$3,341,490

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$9,682
Note payable, line of credit	713,352
Accounts payable and accrued expenses	209,974

TOTAL CURRENT LIABILITIES	933,008

OTHER LIABILITIES
Deferred lease liability	30,000
Long-term debt	33,083

TOTAL OTHER LIABILITIES	63,083

STOCKHOLDERS’ EQUITY
Common stock, par value $.001; 100,000,000 shares authorized; 12,709,100 shares issued	12,709
Additional paid in capital	4,231,158
Accumulated other comprehensive income	(150,522)
Retained earnings (deficit)	(1,727,968)

2,365,377
Less common shares held in treasury, 108,222 shares at cost	(19,978)

TOTAL STOCKHOLDERS’ EQUITY	2,345,399

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,341,490

See notes to consolidated condensed financial statements.

SETO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
THREE MONTHS ENDED APRIL 30, 2004 AND 2003

	2004	2003
Net revenues	$1,164,304	$1,021,185
Cost of sales	493,895	413,696

Gross margin	670,409	607,489

Selling, general and administrative expenses	602,967	502,855
Amortization and impairment of acquisition-related intangibles	15,000	15,000

Operating expenses	617,967	517,855

Operating income	52,442	89,634
Interest and other, net	(5,898)	36,630

Income before income taxes	46,544	126,264
Income taxes	15,344	22,561

Income from continuing operations	31,200	103,703
Discontinued operations:
Loss from operations of subsidiaries		(1,339)

Net income	$31,200	$102,364

Earning per share information:
Income from continuing operations
Basic	$0.00	$0.01

Diluted	$0.00	$0.01

Discontinued operations:
Basic	$0.00	$(0.00)

Diluted	$0.00	$(0.00)

Weighted average common shares outstanding	12,957,128	14,521,147

Weighted average common shares outstanding, assuming dilution	12,957,128	14,655,762

See notes to consolidated condensed financial statements.

SETO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
THREE MONTHS ENDED APRIL 30, 2004 AND 2003

	2004	2003
OPERATING ACTIVITIES
Income from continuing operations	$31,200	$103,703
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	50,133	26,131
Amortization and impairment of intangibles and other acquisition-related costs	15,000	15,000
Gain on sale of equipment		(31,749)
Provision for deferred income taxes	13,031	20,356
Changes in assets and liabilities:
Accounts receivable	(31,834)	308,862
Inventories	27,543	32,669
Prepaid expenses and other current assets	(31,615)	(19,777)
Deferred product development costs		(52,989)
Other assets		(5,039)
Accounts payable and accrued expenses	(31,117)	(85,588)
Deferred lease liability		1,500

NET CASH PROVIDED BY CONTINUING OPERATIONS	42,341	313,079
NET CASH PROVIDED BY DISCONTINUED OPERATIONS		4,805

NET CASH PROVIDED BY OPERATING ACTIVITIES	42,341	317,884

INVESTING ACTIVITIES
Proceeds from sale of equipment		45,960
Purchase of property and equipment	(21,200)	(76,070)

NET CASH USED IN INVESTING ACTIVITIES	(21,200)	(30,110)

FINANCING ACTIVITIES
Increase (decrease) in short-term debt, net	316,432	(478,636)
Repayments of and retirement of long-term debt	(2,352)	(11,212)
Repurchase and retirement of common stock	(17,036)	(5,415)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	297,044	(495,263)

NET INCREASE (DECREASE) IN CASH	318,185	(207,489)
CASH, BEGINNING OF PERIOD	146,750	508,414

CASH, END OF PERIOD	$464,935	$300,925

See notes to consolidated condensed financial statements.

SETO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.	PREPARATION OF INTERIM FINANCIAL STATEMENTS

The consolidated financial statements have been prepared by SETO Holdings, Inc. (the “Company”) in conformity with accounting principles generally accepted in the United States and are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-KSB for the year ended January 31, 2004. In the opinion of management, the Company’s interim financial statements include all adjustments (consisting of normal recurring accruals and adjustments necessary for adoption of new accounting standards) necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such Securities and Exchange Commission rules. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim periods are not necessarily indicative of results for the full year. The unaudited financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s January 31, 2004 Annual Report on Form 10-KSB. Certain amounts presented for the three months ended April 30, 2003 have been reclassified to conform to the current presentation.

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

3.	INVENTORY

Inventory at April 30, 2004 consists of:

Finished goods	$488,125
Work in Process	41,950
Raw Materials	302,747
Supplies	5,651

$838,473

4.	GOODWILL

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

5.	IDENTIFIED INTANGIBLE ASSETS

On December 1, 2002, the Company acquired the customer lists from a Malaysian Company for $300,000, to be amortized over a period of 5 years. The Company’s identified intangible assets are subject to amortization. Amortization of identified intangible assets amounted to $15,000 for the three months ended April 30, 2004 and 2003.

6.	NOTES PAYABLE AND LONG-TERM DEBT

The Company has an available line-of-credit with a financial institution in the amount $1,200,000. The line-of-credit carries an annual rate of 2.9% plus the 30-day commercial paper rate with an expiration date of October 31, 2004. As of April 30, 2004, the Company had utilized $713,352 of the line-of-credit. The personal guarantee of the Company’s president and the assets of the Company secure the line-of-credit.

7.	INTEREST AND OTHER, NET

Interest and Other, net included:

	April 30, 2004	April 30, 2003
Interest income	$3	$9,923
Gain on sale of assets	0	31,749
Interest expense	(5,570)	(4,793)
Foreign currency exchange loss	(331)	(249)

Total	($5,898)	$36,630

8.	COMMITMENTS AND CONTINGENCIES

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

April 30, 2005	$66,000
April 30, 2006	66,000
April 30, 2007	66,000
April 30, 2008	72,000
April 30, 2009	72,000
Thereafter	288,000

$630,000

Rent expense charged to operations was $16,500 and $16,500 in Q1 2005 and Q1 2004, respectively.

9.	EARNINGS PER SHARE

The following table reconciles the number of common shares outstanding at April 30, 2004 and 2003 to the weighted average number of common shares outstanding for the purposes of calculating basic and diluted earnings per share:

	April 30,
	2004	2003
Weighted average common shares outstanding	12,957,128	14,521,147
Effect of using diluted securities:
Weighted average common equivalent shares from stock options		134,615

Diluted number of common shares outstanding	12,957,128	14,655,762

At April 30, 2004 there were approximately six million shares of common stock potentially issuable with respect to stock options, which could dilute basic earnings per share in the future.

10.	STOCK REPURCHASE PROGRAM

During the first three months of fiscal 2005, the Company repurchased 92,500 shares of common stock under the Company’s authorized repurchase program at a cost of $17,036. In addition, on March 25, 2004, the Company cancelled 475,000 shares of treasury stock. On June 27, 2003 the Company with unanimous consent of its board of directors, increased its stock repurchase program from one million shares to two and a half million shares. As of April 30, 2004 a total of 658,200 shares remained available for repurchase under the program.

11.	DISPOSITION OF SUBSIDIARY

On February 1, 2001, the Company adopted a formal plan to sell Fuji Fabrication, SDN, BHD (“Fuji”). On October 1, 2001, the assets of Fuji Fabrication, which consisted primarily of inventory and equipment, were sold for $290,547 with the Company assuming a note for the full amount of the selling price. On October 1, 2002 the Company recast the note for $396,693, which included the sales of additional inventory and previously accrued interest. Interest on the note was stated at 10% (annually) and was payable in 12 monthly installments. On July 1, 2003 the company received equipment valued at $32,500 which was offset against the note receivable at July 31, 2003. The note was payable in full on September 30, 2003. On October 1, 2003, the payee, G Com Net, defaulted on the note and the Company wrote off the remaining note balance of $364,193.

Fuji Fabrication had no sales for the nine months ended October 31, 2003. General and administrative expenses for the nine months ended October 31, 2003 totaled $1,608. The company ceased Fuji’s operations on October 31, 2003.

12.	PRINCIPAL PRODUCTS AND SEGMENTATION OF SALES

The Company has adopted FASB Statement No. 131, “Disclosures about Segments of a Business Enterprise and Related Information.” The Company is engaged in three principal operating segments, which are (1) custom cut and fabricated ceramic parts for the aircraft, aerospace, defense, detection/protection industries, (2) the manufacturing of disposable precision diamond cutting tools for the semiconductor and electronics industries, and (3) contract manufacturing of personal safety devices. These operating segments were determined based on the nature of the products and services offered. Operating segments are defined as components of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision-maker (CEO) to decide how to allocate resources and to assess performance.

Operating segments do not record inter-segment revenue, and accordingly, none is recorded. The accounting policies for segment reporting are the same as for the Company as a whole. Financial information relating to the principal industry segments and classes of products are as follows:

	April 30, 2004	April 30, 2003
Sales to customers:
Industry A - Ceramics	$842,810	$738,530
Industry B - Diamond tools	212,048	211,757
Industry D - Contract manufacturing	109,446	70,898

Total sales	$1,164,304	$1,021,185

Operating income or loss:
Industry A - Ceramics	$183,878	$124,847
Industry B - Diamond tools	(110,668)	(27,993)
Industry D - Contract manufacturing	(20,768)	(7,220)

Total operating income	$52,442	$89,634

	April 30, 2004	April 30, 2003
Sales to customers:
United States	$629,619	$681,865
Far East	125,440	36,470
Canada	409,245	302,850

Total sales	$1,164,304	$1,021,185

Net property, plant and equipment by country were as follows:

	April 30, 2004	April 30, 2003
United States	$293,058	$199,082
Malaysia	436,440	423,904

Total property, plant and equipment, net	$729,498	$622,986

Three customers each accounted for more than 10% of total sales and together accounted for approximately 62% of total sales for the three months ended April 30, 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This document includes statements that may constitute forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company would like to caution readers regarding certain forward-looking statements in this document and in all of its communications to stockholders and others, press releases, securities filings, and all other documents and communications. Statements that are based on management’s projections, estimates and assumptions are forward-looking statements. The words “believe”, “expect”, “anticipate”, “intend”, “will”, “should”, “may” and similar expressions generally identify forward-looking statements. While the Company believes in the veracity of all statements made herein, forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by the Company, are inherently subject to significant business, economic and competitive uncertainties and contingencies and known and unknown risks. Many of the uncertainties and contingencies can effect events and the Company’s actual results and could cause its actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. The Company’s future operating results are subject to risks and uncertainties and are dependent on many factors including, without limitation, the risks identified in this report. Please see the “Risk Factors” in “Financial Condition”. Except as otherwise required by the applicable securities laws, the Company disclaims any intention or obligation publicly to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

     The “Strategy,” “Critical Accounting Estimates” and “Outlook” sections all contain a number of forward-looking statements, all of which are based on our current expectations. Our actual results may differ materially. These statements do not reflect the potential impact of any mergers, acquisitions, divestitures or other business combinations that had not closed as of June 4, 2004.

Recent Developments

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

     All of our businesses operate in competitive environments characterized by the introduction of new products with lower prices. As part of our overall strategy, we use our relatively small size and ability to provide “niche” services for larger companies in order to compete vigorously in each relevant market segment. Our competition comes from established businesses as well as new entrants to the marketplace. The trend in the United States (U.S.) toward HomeLand Security will offer us new opportunities, but will result in more competition. Competition tends to increase pricing pressure on our products, which may mean that we must offer our products at lower prices than we had anticipated, resulting in lower profits. Because some of our competitors already have established products, it is inherently difficult for us to compete against them. In addition, certain market segments in which we compete, such as dicing blade products, have experienced an overall economic decline, increasing the degree of competition within this market segment. When we believe it is appropriate, we will take various steps, including discontinuing older products and reducing prices, in order to increase acceptance of our products and to be competitive within each relevant market segment.

     We plan to continue to cultivate new businesses and work with the security and chip making industries to expand our product lines.

     East Coast Sales Company – East Coast Sales Company (ECS) operating segment specializes in the distribution and value-added fabrication of technical ceramic products for the airline security industry and jet engine manufacturers, and distributes clean room supplies and tools. Our strategy for ceramic fabrication is to increase our production efficiency by utilizing our foreign subsidiary’s labor force and updating our machinery. After September 11th, East Coast Sales experienced an increase in demand for its ceramic products used in the manufacture of airport safety and detection devices. Our three major customers are developing new products which will require our ceramic products. In addition to airport security devices, our ceramic products are used in military defense equipment such as missiles, and by manufacturers of jet engines for both commercial and military use. In order to increase the acceptance and deployment of our ceramic products, we are focused on providing our customers with the highest quality products and services.

     Semicon Tools and DTI Technology – Semicon Tools and DTI Technology operating segment’s strategy is to produce quality diamond cutting tools for the semiconductor industry. We plan to improve the quality and capability of our diamond cutting products that we currently have on the market. We are currently consulting with an outside source in Taiwan to improve our manufacturing process and diamond tool technology. The diamond tool segment is very dependent on the semiconductor industry which over the last three years has experienced economic decline and is starting to show signs of growth. The diamond blades manufactured by DTI Technology are a vital part of East Coast Sale’s ceramic fabrication process.

     SETO Technology – SETO Technology’s strategy is to provide contract-manufacturing services for personal electronic safety devices and to produce medical, automotive and mining safety devices. This segment is currently developing and/or selling medical training products, personal safety devices and safety helmets. Currently this segment’s main product is a CPR training device used by the medical industry. We have five different models under contract on an exclusive and nondisclosure basis. SETO Technology has also contracted with a third party to develop and manufacture a safety helmet that we expect to bring to market in fiscal 2005. The safety helmets are close to meeting our specifications. We are currently modifying the helmet’s LED lights and internal circuit boards, which we expect to complete by June 2004. We expect to make our first sale by the end of the quarter ended July 31, 2004, depending on market acceptance and no further modifications.

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

     Goodwill – According to our accounting policy we perform an annual impairment review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist. Our most recent review was in the fourth quarter of fiscal 2004 (January 31, 2004). Our impairment review process is based on a discounted future cash flow approach that uses our estimates of revenue for the reporting unit, driven by assumed market growth rates and assumed segment share, and estimated costs as well as appropriate discount rates. These estimates are consistent with the plans and estimates that we use to manage the underlying business. In the future, we may incur charges for impairment of goodwill if the ceramic fabrication business experiences an economic downturn, new technology becomes available, we lose market acceptance, we fail to deliver new products, or if we fail to achieve our assumed revenue growth rates or assumed gross margin.

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

     Revenue recognition - The Company recognizes net revenue when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title and acceptance, if applicable, as well as fixed pricing and probable collectibility. When the Company sells its products to distributors, the distributors have substantial independent operations under sales arrangements whose terms do not allow for rights of return or price protection on unsold products held by them. In these instances, the Company recognizes revenue when it ships the product directly to the distributors. Shipping and handling costs billed to customers are included in net revenue and the related shipping costs are included in cost of sales.

     Income Taxes – In determining income for financial statement purposes, we must make certain estimates and judgments. These estimates and judgments occur in the calculation of certain tax liabilities and in the determination of the recoverability of certain tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense. As of April 30, 2004, taxes were not provided on approximately $5,997 of undistributed earnings of foreign subsidiaries, as we invest or expect to invest the undistributed earnings indefinitely. If in the future these earnings are repatriated to the United States, or if we determine such earnings will be remitted in the foreseeable future, additional tax provisions would be required.

     We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a reserve, in the form of a valuation allowance, for the deferred tax assets that we estimate will not ultimately be recoverable. As of April 30, 2004, we believe that our recorded deferred tax assets will ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets; our tax provision would increase in the period in which we determine that the recovery is not probable.

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

Results of Operations

     Three months ended April 30, 2004 versus the three months ended April 30, 2003

     The following table sets forth certain consolidated statements of income data as a percentage of net revenue for the periods indicated:

	Three Months Ended
	April 30, 2004	April 30, 2003
Net revenues	100.00%	100.00%
Cost of sales	42.42%	40.51%

Gross margin	57.58%	59.49%
Selling, general and administrative expenses	51.79%	49.24%
Amortization & impairment of acquisition-related intangibles	1.29%	1.47%

Operating income	4.50%	8.78%

     Our net revenue for Q1 2005 of $1,164,304 was up approximately 14% compared to Q1 2004, primarily due to the increase in demand for our ceramic products used by the airline security manufacturing industry. Net revenue for our diamond tool segment was relatively flat compared with Q1 2004 which is primarily due to the weak global semiconductor market. Our contract manufacturing revenues were up 54% compared with Q1 2004, primarily due to a technical change that a customer made to its medical training devices in fiscal 2004 that we are now producing for them.

     Our gross margin percentage in fiscal 2005 of 58% was 2% lower compared to Q1 2004. The gross margin for our diamond tool segment of 47% was substantially lower compared to 62% during Q1 2004, which was primarily due to higher material costs; our gross margin for our ceramics division increased to 58% compared to 52% in Q1 2004, which was primarily due lower labor costs; and our gross margin for our contract manufacturing segment increased, which was primarily due to the increase in sales volume. See “Outlook” for a discussion of gross margin expectations.

Ceramics - East Coast Sales Company

     The revenue and operating income for the East Coast Sales Company operating segment for the first quarter of 2005 and 2004 were as follows:

	April 30, 2004	April 30, 2003
Revenue	$842,810	$738,530

Operating income	$183,878	$124,847

     The East Coast Sales Company operating segment is our ceramics division, which experienced an increase in sales due to the increased demand from the jet engine manufacturing industry and the airline security manufacturing industry. Net revenues for this segment increased $104,280 or 14% in Q1 2005 compared to Q1 2004. The increase in revenue was due to higher sales of custom cut ceramics that are both used in the manufacturing of jet engines and airport security devices.

     Net operating income for the East Coast Sales Company operating segment increased by $59,031 or 47% compared to Q1 2004 primarily due to the increased in demand from the industries mentioned above.

     Diamond Tools – Semicon Tools/DTI Technology

     The revenue and operating income for the diamond tool operating segment for the first quarter of 2005 and 2004 were as follows:

	April 30, 2004	April 30, 2003
Revenue	$212,048	$211,757

Operating loss	($110,668)	($27,993)

     Net revenue for Q1 2005 was flat compared to Q1 2004. The net operating loss for Q1 2005 increased $82,675 or 295%, compared to Q1 2004. The increase in the net operating loss from fiscal Q1 2004 to Q1 2005 was primarily due to Semicon Tools absorbing a significant percentage of the Company’s overhead expenses. These overhead expenses include officers and administrative salaries, rent, professional fees, public relations expense, insurance expense, regulatory fees, stock administrative costs and travel expense all of which have all increased from Q1 2004. It has been our policy to not allocate these expenses to our foreign subsidiaries.

     Contract Manufacturing – SETO Technology

     The revenue and operating income for the contract manufacturing operating segment for the first quarter of 2005 and 2004 were as follows:

	April 30, 2004	April 30, 2003
Revenue	$109,446	$70,898

Operating loss	($20,768)	($7,220)

     Net revenue for Q1 2005 was up $38,548 or 54%, compared to Q1 2004, primarily due an increase in sales from a major customer who in fiscal 2004 redesigned a product that SETO Technology produces. The increase in sales volume did not have a corresponding effect on operating income. SETO Technology experienced an operating loss of $20,768 compared to a loss of $7,220 in Q1 2004. This was mainly due to an increase in wages, depreciation and travel cost. Sales will continue to be ahead of fiscal 2004 due to the increase in production of our customer’s new product design.

     Operating Expenses

     Operating expenses for the first quarter of 2005 and 2004 were as follows:

	April 30, 2004	April 30, 2003
Selling, general and administrative expenses	$602,967	$502,855

Amortization & impairment of acquisition-related intangibles	$15,000	$15,000

     Selling, general and administrative expenses increased $100,112 or 20% compared to Q1 2004. This increase was primarily due to higher wage expense, insurance expense, depreciation expense, travel expense and professional fees.

     Amortization and impairment of acquisition-related intangibles was $15,000 in Q1 2005 and Q1 2004. This expense is related to our purchase of customer lists in 2002. If market conditions change and it is deemed that the customer lists do not have any future benefit and become impaired, we may write off the entire amount, which would have a negative effect on our operating income.

     Interest and Other, Net

     Interest and other, net and taxes for the first quarter of 2005 and 2004 were as follows:

	April 30, 2004	April 30, 2003
Interest income	$3	$9,923
Gain (loss) on sale of assets		$31,749
Interest expense	($5,570)	($4,793)
Foreign currency exchange loss	($331)	($249)
Provision for income taxes	$15,344	$22,561

     In Q1 2005, interest income decreased primarily due to the absence of the payments we received on our note receivable from G-Com Net in the first quarter of fiscal 2004.

     In Q1 2004 we sold some equipment in Malaysia for a gain of $31,749. The equipment consisted of an automobile and a dicing saw that our diamond tool segment sold during the quarter.

     Interest expense increased $777, or 16%, to $5,570 in Q1 2005 compared to $4,793 in Q1 2004. This increase was primarily due to us drawing down on our line-of-credit during the first quarter of fiscal 2005. See “Financial Condition” section for a more detailed discussion of our financing activities.

     Foreign currency exchange loss was relatively flat compared to Q1 2004. We experience currency translation gains or losses when we purchase items from foreign countries (other than Malaysia) whose currencies are not pegged to the U.S. Dollar. Historically, these gains and losses have been insignificant and therefore we do not expect any significant losses in the future.

     Our effective income tax rate was 33% in Q1 2005 compared to an effective income tax rate of 18% for Q1 2004. The increase in the effective rate in Q1 2005 is primarily due to the net income from our U.S. operating segment East Coast Sales Company. This net income will absorb a portion of our federal net operating loss carryforward. Deferred tax expense amounted to $13,031 in first quarter of fiscal 2005. We expect to realize the full benefit of our net operating loss carryover by fiscal 2010.

     Discontinued Operations

     On February 1, 2001, the Company adopted a formal plan to sell Fuji Fabrication, SDN, BHD. On October 1, 2001, the assets of Fuji Fabrication, which consisted primarily of inventory and equipment, were sold for $290,547 and we assumed a note for the full amount of the selling price. On October 1, 2002 we recast the note for $396,693, which included the sales of additional inventory and previously accrued interest. Interest on the note is stated at 10% (annually) and was payable in 12 monthly installments. On July 1, 2003 we received $32,500 in equipment which was offset against the note receivable at July 31, 2003. The note was payable in full on September 30, 2003. On October 1, 2003, the payee, G Com Net, defaulted on the note and we ultimately wrote off the remaining note balance of $364,193.

     Fuji Fabrication had no sales for the three months ended April 30, 2003. General and administrative expenses for the three months ended April 30, 2003 totaled $1,339. The company ceased Fuji’s operations on October 31, 2003.

     Financial Condition

     Our financial condition remains strong. At April 30, 2004, cash totaled $464,935, up from $146,750 at January 31, 2004. At April 30, 2004, total short-term and long-term debt was $996,091, an increase of $282,963 compared to January 31, 2004. These increases are attributable primarily to us drawing down $316,432 on our line of credit, most of which is included in our cash balance at April 30, 2004. At April 30, 2004, total debt represented 42% of stockholders’ equity.

     For Q1 2005, cash provided by operating activities was $42,341, compared to $317,884 in Q1 2004. This decline was mainly due to the decrease in our accounts receivable balance from January 31, 2004 to April 30, 2004. Cash was provided by net income adjusted for non-cash related items. Working capital uses of cash included an increase in accounts receivable, prepaid expenses, and a decrease in accounts payable and accrued expenses. For Q1 2005, our three largest customers accounted for approximately 62% of net revenue, with one of these customers accounting for approximately 33% of net revenue. At April 30, 2004, these three largest customers accounted for approximately 49% of net accounts receivable.

     We used $21,200 in net cash for investing activities during Q1 2005, compared to $30,110 during Q1 2004. The decrease in cash used for investing activities as compared to Q1 2004 was due to the purchase of equipment during Q1 2004. Capital expenditures in Q1 2005 decreased $54,870 compared to fiscal 2004. We anticipate capital expenditures of $200,000 for fiscal 2005.

     Cash provided by financing activities amounted to $297,044 in Q1 2005, compared to cash used by financing activities of ($495,263) in Q1 2004. The major financing source of cash was the $316,432 we drew down on our line of credit. We plan to use this money to finance the purchase of materials for the production of our new safety helmet which we plan to bring to market by the third quarter of this fiscal year. The major financing uses of cash for Q1 2005 and Q1 2004 were the repayment of debt and repurchase of our common stock. In Q1 2005, we purchased 92,500 shares of our common stock for $17,036. We still have a potential source of liquidity from authorized borrowings in the form of a line-of-credit with a U.S. financial institution for $1.2 million. At April 30, 2004, we had $486,648 available for use from this line of credit.

     We believe that we have the financial resources needed to meet our anticipated business requirements for the next 12 months, including capital expenditures for the expansion or upgrading of our manufacturing capacity and working capital requirements.

     Risk Factors

     Our activities may require additional financing, which may not be available on acceptable terms, if at all.

     As our business expands, we expect to increase our expenses for sales, marketing and product development efforts. Although there can be no assurance, we believe that we have sufficient capital resources from operations and our line of credit to finance our operational requirements through January 31, 2005. If we incur operating losses, or if unforeseen events occur that would require additional funding, we may need to raise additional capital or incur debt to fund our operations. We would expect to seek such capital through sales of additional equity or debt securities and/or loans from banks, but there can be no assurance that such funds will be available to us on acceptable terms, if at all. Failure to obtain such financing or obtaining it on term not favorable to us could have a material adverse affect on future operating prospects and continued growth, as well as diluting investors in an offering.

     Approximately 62% of our sales for the three months ended April 30, 2004 were generated from three (3) customers and, accordingly, the loss of any one such customer could adversely affect our sales.

     As of April 30, 2004, three customers accounted for 62% of our sales. We are seeking to broaden our customer base by introducing new products and introducing a new cutting blade; however, no assurance can be given that our efforts will be successful or that these three customers will not continue to account for a large concentration of our sales. The loss of one or more of these three customers, or any other customer that accounts for a significant portion of our sales, could materially adversely affect our business, operating results, and financial condition.

     We depend heavily on our executive officers and would have difficultly replacing them.

     Our future success depends to a significant degree on the skills, experience and efforts of executive officers. We currently have employment agreements with our executive officers, but the loss of these personnel could materially adversely affect our business and our ability to achieve profitability.

     We are controlled by a small number of stockholders, some of which are key members of our executive management, and such control could prevent the taking of certain actions that may be beneficial to other stockholders.

     A significant portion of our voting securities are owned by various members of the Pian family. Although each member of the Pian family may vote their respective shares independently, due to their substantial ownership of our voting securities, together they control the outcome of substantially all matters which may be submitted to a vote of our stockholders, including but not limited to the selection of certain members to our Board of Directors and the adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination we may potentially be involved in. Additionally, Eugene Pian is our Chief Executive Officer and Craig Pian is our Chief Financial Officer, thereby also giving them substantial control over matters considered by the officers and directors of the Company without approval of the stockholders.

     Our common stock is subject to penny stock regulation, which may limit the liquidity of our common stock and the ability of our stockholders to sell shares.

     Our common stock is subject to regulations of the SEC relating to the market for penny stocks. These regulations generally require that a disclosure schedule explaining the penny stock market and the risks associated with the penny stock market be delivered to purchasers of penny stocks and imposes various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. Moreover, broker-dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. Accordingly, there can be no assurance that an active trading market in the Company’s shares will be developed or sustained.

     Our common stock is thinly traded, and the public market may provide little or no liquidity for holders of our common stock.

     There is currently a limited volume of trading in our common stock and on many days there is no trading activity in our common stock. Holders of our common stock may find it difficult to find buyers for their shares at prices quoted in the market, or at all.

     Our stock price may be volatile, which could result in substantial losses for investors.

     Volatility in the market could cause our stockholders to incur substantial losses. An active public market for our common stock may not develop and the market price of our common stock may become highly volatile. The market price of our common stock may fluctuate significantly in response to the following factors, some of which are beyond our control:

•	Changes in market valuations of similar companies;

•	Announcements by us of new or improved products, significant contracts, acquisitions, strategic relationships, joint ventures or capital commitments;

•	Regulatory developments;

•	Additions or departures of key personnel;

•	Deviations in our results of operations from the estimates of security analysts; and

•	Future issuances of our common stock or other securities.

If we are not current in our periodic filings with the SEC, we could lose our eligibility to trade our securities on the OTC Bulletin Board, which would have an effect on our ability to raise additional funds.

     We are required to file annual and quarterly reports with the SEC, pursuant to the Securities Exchange Act of 1934, as amended, and the rules promulgated there under. To the extent we do not file such reports timely, our securities may not longer be permitted to be traded on the OTC Bulletin Board, and would then be listed on the “pink sheets.” Such action would have an adverse affect on our ability to raise additional funds in the future since many potential investors will not invest in companies whose securities are traded on the “pink sheets.”

Outlook

     In general, as we look ahead to the rest of fiscal 2005, the outlook continues to be uncertain, and we anticipate a year that will be largely driven by the airline security, military, jet engine, semiconductor industries, the need for personal safety devices as well as the global economy. Although it is difficult to predict product demand for the rest of fiscal 2005, we expect a 5% to 10% increase in revenue from our ceramic segment, East Cost Sales Company. The outlook for the diamond tools industry is showing some strength, and with the introduction of our new cutting blades, sales could increase 10%-12% during the next three quarters of fiscal 2005. The diamond tool industry is very dependent on the semiconductor industry, which over the last three years has experienced economic decline and is now starting to show signs of growth. The outlook for the contract manufacturing segment for the rest of fiscal 2005 should be stronger than fiscal 2004. With the introduction of our new personal safety devices sales for our contract manufacturing segment could grow 30%-50% in fiscal 2005. In this environment, revenue growth for our new safety helmet is largely dependent on the commercial acceptance of our current designs and successfully marketing the designs to the safety and rescue industries, which we can not assure.

     Our financial results are substantially dependent on sales of ceramics and related products by the East Coast Sales Company operating segment. Revenue is partly a function of the mix of products we offer, all of which are difficult to forecast. Because of the changing conditions throughout the world our revenue is subject to the impact of economic conditions in various geographic regions.

     Our gross margin expectation for the rest of fiscal 2005 is approximately 57% plus or minus a few points, which is a slight increase from the fiscal 2004 gross margin of 56%. Our gross margin varies depending on unit sales volumes and product mixes. Our policy for valuation of inventory, including the determination of obsolete inventory, requires us to estimate the future demand for our products within six months or less. The estimates of future demand that we use in the valuation of inventory are also used for near-term factory planning. If our demand forecast is greater than actual demand and we fail to reduce manufacturing output accordingly, we would likely be required to record additional inventory reserves, which would have a negative impact on our gross margin. Various other factors including unit sales volumes and new technologies will also continue to affect cost of sales and the variability of gross margin percentages.

     In fiscals 2003 and 2004 we improved our cutting blade facility and updated our ceramics fabrication facility. We expect that capital spending will be $200,000 for fiscal 2005 which is up from $156,319 in fiscal 2004. The increase is primarily due to the expected equipment needed to produce our new safety helmet. If market demand does not grow or our new products are not accepted, revenues and gross margins may also be adversely affected.

     Depreciation for fiscal 2005 is expected to be approximately $200,000, compared to $196,501 in fiscal 2004.

     We expect amortization of other intangible assets to be approximately $60,000 in fiscal 2005, as compared to $60,000 in fiscal 2004. As of April 30, 2004 amortization expense totaled $15,000.

     We review our acquisition-related intangible assets for impairment whenever indicators of potential impairment exist. We also review goodwill for impairment in the fourth quarter of each year, or earlier if indicators of potential impairment exist. If we fail to deliver products, if our new products fail to gain market acceptance, or if market conditions in the ceramic business decline, our revenue and cost forecasts may not be achieved and we may incur charges for impairment of goodwill.

     We expect our effective tax rate to be approximately 30% for fiscal 2005. This estimate is higher than the rate in fiscal 2004, primarily due to the anticipated increase in net income from our East Coast Sales Company operating segment and the use of our available net operating loss carryover for federal income tax purposes. The expected rate is based on current tax law and is subject to change.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to financial market risks, including changes in currency exchange rates and interest rates. We do not try to mitigate these risks by utilizing derivative financial instruments or other risky strategies.

     A substantial majority of our revenue, expense, and capital purchasing activities are transacted in U. S. dollars. However, we do enter into these transactions in other currencies, primarily the Malaysian Ringgit. The Malaysian Ringgit is pegged to the U.S. Dollar and is translated to U.S. dollars for consolidated purposes. In Q1 2005 we reported a foreign currency exchange loss of $3331, compared to a loss of $249 in Q1 2004, neither of which materially impacted the financial statements.

     Inflation has not had a material effect on our revenues and income from continuing operations in the past four years. Inflation is not expected to have a material future effect.

ITEM 4. CONTROLS AND PROCEDURES

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

     Immediately following the Signature Page of this Quarterly Report are certifications of the CEO and the CFO, which are required in accord with Rule 13a-14 of the Securities Exchange Act of 1934 (the Exchange Act). This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics.

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

Limitations on the Effectiveness of Controls

     The company’s management, including the CEO and CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation

     The evaluation of our Disclosure Controls and our Internal Controls included a review of the Controls’ objectives and design, the company’s implementation of the Controls and the effect of the Controls on the information generated for use in this Quarterly Report. In the course of the Controls evaluation, we sought to identify data errors, control problems or acts of fraud and confirm the appropriate corrective action, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning controls effectiveness can be reported in Quarterly Reports on Form 10-QSB and Annual Reports on Form 10-KSB. Our Internal Controls are also evaluated on an ongoing basis by our CEO and CFO as well as our independent auditors, who evaluate them in connection with determining their auditing procedures related to their report on our annual financial statements and not to provide assurance on our Internal Controls. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls, and to modify them as necessary; our intent is to maintain the Disclosure Controls and the Internal Controls as dynamic systems that change as conditions warrant.

     Among other matters, we sought in our evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in the company’s Internal Controls, and whether the company identified any acts of fraud involving personnel with a significant role in the company’s Internal Controls. This information was important for both the Controls’ evaluation generally, and because item 4 in the certifications of the CEO and CFO require that the CEO and CFO disclose that information to our audit committee, if any, and independent auditors, and report on related matters in this section of the Quarterly Report. In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions” which are issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. Auditing literature defines “material weakness” as a particularly serious reportable condition where internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and the risk of such misstatements would not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other Controls matters in the controls evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accordance with our ongoing procedures.

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

ITEM 5. SIGNATURES AND CERTIFICATIONS OF THE CHIEF EXECUTIVE OFFICER AND THE CHIEF FINANCIAL OFFICER OF THE COMPANY

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits.

The following exhibits are filed in connection with this Report:

No.	Description
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Reports on 8-K:

On March 15, 2004, we filed a report on Form 8-K containing a press release announcing an “odd-lot” purchase program for stockholders of less than 100 shares of our common stock, whereby stockholders will have the opportunity to sell their shares to the Company for a price of $0.20 per share with no brokerage fees.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SETO Holdings, Inc.
Registrant

By: /s/ Eugene J. Pian

Eugene J. Pian, President
President and Chief Executive Officer
Date: June 11, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Eugene J. Pian

Eugene J. Pian
President and Chief Executive Officer
Date: June 11, 2004

/s/ Craig A. Pian

Craig A. Pian
Executive Vice President and
Chief Financial Officer
Date: June 11, 2004