Form 10QSB
period 2004-07-31
SETO HOLDINGS INC
filed 2004-09-14
CIK 794998

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended July 31, 2004

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

Yes ☒  No ☐

Class	Outstanding at July 31, 2004

Common stock $.001 par Value	12,473,879

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED BALANCE SHEET – JULY 31, 2004
CONSOLIDATED CONDENSED STATEMENT OF INCOME
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
SIGNATURES
EX-31.1 CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
EX-31.2 CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
EX-32.1 CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
EX-32.2 CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SETO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET - JULY 31, 2004

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$191,787
Accounts receivable	652,142
Inventory	858,623
Prepaid expenses and other current assets	37,012
Deferred tax asset, current portion	87,500

TOTAL CURRENT ASSETS	1,827,064

PROPERTY, PLANT AND EQUIPMENT, NET OF DEPRECIATION	690,550

OTHER ASSETS
Goodwill	85,453
Other intangible asset, net	200,000
Ownership interests in investee companies	325,000
Security deposits and other assets	15,584
Deferred tax asset, net of current portion	229,217

TOTAL OTHER ASSETS	855,254

TOTAL ASSETS	$3,372,868

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$9,682
Note payable, line of credit	769,970
Accounts payable and accrued expenses	327,562

TOTAL CURRENT LIABILITIES	1,107,214

OTHER LIABILITIES
Deferred lease liability	30,272
Long-term debt	30,685

TOTAL OTHER LIABILITIES	60,957

STOCKHOLDERS’ EQUITY
Common stock par value $.001; 100,000,000 shares authorized; 12,708,801 shares issued	12,709
Additional paid in capital	4,231,158
Accumulated other comprehensive income	(150,522)
Retained earnings (deficit)	(1,847,572)

2,245,773
Less common shares held in treasury, 234,922 shares at cost	(41,076)

TOTAL STOCKHOLDERS’ EQUITY	2,204,697

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,372,868

See notes to consolidated condensed financial statements.

SETO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF INCOME
SIX AND THREE MONTHS ENDED JULY 31, 2004 AND 2003
(UNAUDITED)

	Six Months Ended		Three Months Ended
	July 31		July 31
	2004	2003	2004	2003
Net revenues	$2,444,213	$1,960,608	$1,279,909	$939,423
Cost of sales	1,098,931	742,791	602,347	329,095

Gross margin	1,345,282	1,217,817	677,562	610,328

Operating expenses:
Selling, general and administrative expenses	1,316,404	1,071,997	716,126	569,142
Amortization of acquisition-related intangibles	30,000	30,000	15,000	15,000

Operating expenses	1,346,404	1,101,997	731,126	584,142

Operating income (loss)	(1,122)	115,820	(53,564)	26,186
Interest and other, net	(14,877)	39,630	(8,979)	3,000

Income (loss) before income taxes	(15,999)	155,450	(62,543)	29,186
Income taxes	72,405	27,511	57,061	4,950

Income (loss) from continuing operations	(88,404)	127,939	(119,604)	24,236

Discontinued operations:
Loss from operations of subsidiaries	0	(1,608)	0	(269)

	0	(1,608)	0	(269)

Net income (loss)	($88,404)	$126,331	($119,604)	$23,967

Earnings per share information:
Income (loss) from continuing operations
Basic	($0.01)	$0.01	($0.01)	$0.00

Diluted	($0.01)	$0.01	($0.01)	$0.00

Discontinued operations:
Basic	$0.00	($0.00)	$0.00	($0.00)

Diluted	$0.00	($0.00)	$0.00	($0.00)

Weighted average common shares outstanding	12,615,060	14,308,246	12,474,077	14,259,998

Weighted average common shares outstanding, assuming dilution	12,615,060	14,308,246	12,474,077	14,259,998

See notes to consolidated condensed financial statements.

SETO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JULY 31, 2004 AND 2003

	2004	2003
OPERATING ACTIVITIES
Income from continuing operations	($88,404)	$127,939
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	101,413	53,219
Amortization and impairment of intangibles and other acquisition-related costs	30,000	30,000
Gain on sale of equipment		(31,749)
Provision for deferred income taxes	67,905	20,356
Changes in assets and liabilities:
Accounts receivable	(92,888)	320,645
Inventories	7,393	12,996
Prepaid expenses and other current assets	(29,175)	(11,748)
Deferred product development costs		(77,793)
Other assets	(9,584)	(5,039)
Accounts payable and accrued expenses	86,471	(132,136)
Deferred lease liability	272	3,000

NET CASH PROVIDED BY CONTINUING OPERATIONS	73,403	309,690
NET CASH PROVIDED BY DISCONTINUED OPERATIONS		4,535

NET CASH PROVIDED BY OPERATING ACTIVITIES	73,403	314,225

INVESTING ACTIVITIES
Proceeds from sale of equipment		45,960
Purchase of investments in investee companies	(325,000)
Purchase of property and equipment	(33,532)	(83,973)

NET CASH USED IN INVESTING ACTIVITIES	(358,532)	(38,013)

FINANCING ACTIVITIES
Increase (decrease) in short-term debt, net	373,050	(377,425)
Repayments and retirement of long-term debt	(4,750)	(61,924)
Repurchase and retirement of common stock	(38,134)	(181,023)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	330,166	(620,372)

NET INCREASE (DECREASE) IN CASH	45,037	(344,160)
CASH, BEGINNING OF PERIOD	146,750	508,414

CASH, END OF PERIOD	$191,787	$164,254

See notes to consolidated condensed financial statements.

SETO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.	PREPARATION OF INTERIM FINANCIAL STATEMENTS

The consolidated financial statements have been prepared by SETO Holdings, Inc. (the “Company”) in conformity with accounting principles generally accepted in the United States and are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-KSB for the year ended January 31, 2004. In the opinion of management, the Company’s interim financial statements include all adjustments (consisting of normal recurring accruals and adjustments necessary for adoption of new accounting standards) necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such Securities and Exchange Commission rules. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim periods are not necessarily indicative of results for the full year. The unaudited financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s January 31, 2004 Annual Report on Form 10-KSB. Certain amounts presented for the six months ended July 31, 2003 have been reclassified to conform to the current presentation.

The consolidated financial statements include the accounts of the Company and its subsidiaries, which are wholly owned. All significant intercompany transactions are eliminated in the consolidation process.

2.	NATURE OF OPERATIONS, RISKS AND UNCERTAINTIES

The Company currently has a miniscule share of the dicing blade and ceramics market. There can be no assurance that the Company will be able to increase its market share or that market demand will increase. Furthermore, the Company faces the possibility of adverse market conditions from technological changes, shifting product emphasis among competitors and the entry of new competitors in the market.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents in high quality financial institutions.

Currency Risk. The Company transacts business in currencies other than the U.S. dollar, primarily the Malaysian Ringgit. The Malaysian Ringgit is pegged to the U.S. dollar, therefore the Company has not established any transaction or balance sheet risk management programs. For foreign subsidiaries whose functional currency is the local foreign currency, balance sheet accounts are translated at exchange rates in effect at the end of the year and income statement accounts are translated at average exchange rates for the year. Acquisition related translation gains or losses are included as a separate component of shareholders’ equity. Exchange differences arising from foreign currency translation are included in the profit and loss account.

3.	INVENTORY

Inventory at July 31, 2004 consists of:

Finished goods	$506,588
Work in Process	38,638
Raw Materials	300,518
Supplies	12,879

$858,623

4.	GOODWILL

The Company adopted SFAS No. 142 effective January 31, 2002 and accordingly, as of January 31, 2002, has ceased amortizing amounts related to goodwill. The balance of goodwill is related to the Company’s East Coast Sales Company segment. In accordance with SFAS No. 142, the Company has evaluated the fair value of its East Coast Sales segment and determined that none of the goodwill recorded was impaired. The fair value was determined using a reasonable estimate of future cash flows of the segment and a risk adjusted discount rate to compute a net present value of future cash flows.

5.	IDENTIFIED INTANGIBLE ASSETS

On December 1, 2002, the Company acquired the customer lists from a Malaysian Company for $300,000, to be amortized over a period of 5 years. The Company’s identified intangible assets are subject to amortization. Amortization of identified intangible assets amounted to $30,000 for the six months ended July 31, 2004 and 2003.

6.	INVESTMENTS

Investee companies that are not consolidated, but which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an Investee depends on an evaluation of several factors, including among others, representation on the Investee company’s board of directors and ownership level, which is generally 20% to 50% interest in the voting securities of the Investee company. Under the equity method of accounting, an Investee company’s accounts are not reflected within the Company’s consolidated balance sheets and statements of operation; however, the Company’s share of the earnings or losses of the Investee company is reflected in the caption “Equity loss-share of Investee company losses” in the consolidated statement of operations. The Company’s carrying value in an equity method Investee company is reflected in the caption “Ownership interests in investee companies” in the Company’s consolidated balance sheets.

When the Company’s carrying value in an equity method Investee company is reduced to zero, no further losses are recorded in the Company’s consolidated financial statements unless the Company guaranteed obligations of the Investee company or has committed additional funding. When the Investee company subsequently reports income, the Company will not record its share of such income until it equals the amount of its share of losses not previously recognized.

On June 25, 2004, the Company formed a joint venture with Prestan Products LLC (“Prestan”) for the design of new products, distribution and for the upgrade and repair of existing safety products. As of July 31, 2004, the Company invested a total of $150,000 which amounted to a ten percent interest in Prestan. The Company is committed to invest an additional $350,000 during fiscal 2005 for an additional 23% interest in Prestan. Because the company has significant influence over Prestan, the investment is being accounted for under the equity method of accounting.

Prestan is a Delaware limited liability company, who utilizes U.S. generally accepted accounting principles and has a year-end of December 31st. At July 31, 2004, Prestan had no activity with the exception of the capital contributions made by its members.

Investee companies not accounted for under the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, the Company’s share of earnings or losses of such Investee companies are not included in the consolidated balance sheet or statement of income (loss). However, impairment charges are recognized in the consolidated statement of income (loss). If circumstances suggest that the value of the Investee company has subsequently recovered, such recovery is not recorded.

When a cost method Investee company initially qualifies for use of the equity method, the Company’s carrying value is adjusted for the Company’s share of the past results of the Investee’s operations. Therefore, prior losses could significantly decrease the Company’s carrying value in that Investee company at that time.

In May 2004, the Company invested $175,000 for a 4% interest in Slamdance Media Group, LLC (“Slamdance”). The Company is committed to invest an additional $325,000 by January 15, 2005 which will increase its interest to 12.5%.

Slamdance is comprised of distribution and talent-management units, and has an agreement for a home-entertainment output deal with Ventura Entertainment to sell new entertainment products under the Slamdance label.

Slamdance is a U.S. limited liability company who utilizes U.S. generally accepted accounting principles and has a year-end of December 31st. At July 31, 2004, Slamdance’s quarterly financial statements were not available. Because the company does not have significant influence over Slamdance, the investment is being accounted for under the cost method of accounting.

7.	NOTES PAYABLE AND LONG-TERM DEBT

The Company has an available line-of-credit with a financial institution in the amount $1,200,000. The line-of-credit carries an annual rate of 2.9% plus the 30-day commercial paper rate with an expiration date of October 31, 2004. As of July 31, 2004, the Company had utilized $769,970 of the line-of-credit. The line of credit is secured by the personal guarantee of the Company’s president and the Company’s assets.

8.	INTEREST AND OTHER, NET

Interest and Other, net included:

	Six Months Ended		Three Months Ended
	July 31		July 31
	2004	2003	2004	2003
Interest income	$5	$19,878	$2	$9,955
Gain (loss) on sale of asset	(324)	31,749	(324)
Interest expense	(13,848)	(11,391)	(8,278)	(6,598)
Foreign currency exchange loss	(710)	(606)	(379)	(357)

Total	($14,877)	$39,630	($8,979)	$3,000

9.	COMMITMENTS AND CONTINGENCIES

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

July 31, 2005	$66,000
July 31, 2006	66,000
July 31, 2007	67,500
July 31, 2008	72,000
July 31, 2009	72,000
Thereafter	270,000

$613,500

Rent expense charged to operations was $33,000 and $33,000 at July 31, 2004 and 2003, respectively.

During the second quarter, as a result of a joint venture with Prestan Products LLC, the Company entered into an agreement to lease office and warehouse space in Ohio under a long-term, non-cancelable operating lease. The lease expires on June 23, 2009, and provides for a renewal option for an additional five years. Annual rent expense is as follows: $54,544 for each of the first three years and $58,620 for each of the final two years. The Company is subleasing 50% of the space to Prestan Products. This lease requires the following future minimum rental payments:

July 31, 2005	$54,544
July 31, 2006	54,544
July 31, 2007	54,883
July 31, 2008	58,620
July 31, 2009	53,735

$276,326

Rent expense charged to operations amounted to $4,681 at July 31, 2004.

The Company is committed to investing an additional $675,000 in the Joint venture and investment mentioned in Note 6.

10.	EARNINGS PER SHARE

The following table reconciles the number of common shares outstanding at July 31, 2004 and 2003 to the weighted average number of common shares outstanding for the purposes of calculating basic and diluted earnings per share:

	Six Months Ended		Three Months Ended
	July 31		July 31
	2004	2003	2004	2003
Weighted average common shares outstanding	12,615,060	14,308,246	12,474,077	14,259,998
Effect of using diluted securities:
Weighted average common equivalent shares from stock options

Diluted number of common shares outstanding	12,615,060	14,308,246	12,474,077	14,259,998

At July 31, 2004 there were approximately six million shares of common stock potentially issuable with respect to stock options, which could dilute basic earnings per share in the future.

11.	STOCK REPURCHASE PROGRAM

During the first six months of fiscal 2005, the Company repurchased 219,200 shares of common stock under the Company’s authorized repurchase program at a cost of $38,134. In addition, on March 25, 2004, the Company cancelled 475,000 shares of treasury stock. On June 27, 2003 the Company with unanimous consent of its board of directors, increased its stock repurchase program from one million shares to two and a half million shares. As of July 31, 2004 a total of 531,500 shares remained available for repurchase under the program.

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

Fuji Fabrication had no sales for the six months ended July 31, 2003. General and administrative expenses for the six months ended July 31, 2003 totaled $1,608. The company ceased Fuji’s operations on October 31, 2003.

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

Operating segments do not record inter-segment revenue, and accordingly, none is recorded. The accounting policies for segment reporting are the same as for the Company as a whole. Financial information relating to the principal industry segments and classes of products are as follows:

	Six Months Ended		Three Months Ended
	July 31		July 31
	2004	2003	2004	2003
Sales to customers:
Industry A - Ceramics	$1,792,687	$1,506,165	$949,877	$767,635
Industry B - Diamond tools	460,775	262,573	$248,727	50,816
Industry C - Contract manufacturing	190,751	191,870	$81,305	120,972

	$2,444,213	$1,960,608	$1,279,909	$939,423

	Six Months Ended		Three Months Ended
	July 31		July 31
	2004	2003	2004	2003
Operating income or (loss):
Industry A - Ceramics	$437,972	$284,881	$254,094	$160,034
Industry B - Diamond tools	(239,400)	(163,457)	($128,732)	(135,464)
Industry C - Contract manufacturing	(199,694)	(5,604)	($178,926)	1,616

	($1,122)	$115,820	($53,564)	$26,186

	Six Months Ended		Three Months Ended
	July 31		July 31
	2004	2003	2004	2003
Sales to customers:
United States	$1,271,471	$1,205,432	$641,852	$523,567
Far East	286,960	67,970	161,520	$31,500
Canada	885,782	687,206	476,537	$384,356

	$2,444,213	$1,960,608	$1,279,909	$939,423

Net property, plant and equipment by country were as follows:

	July 31, 2004	July 31, 2003
United States	$283,354	$234,929
Malaysia	407,196	401,373

Total property, plant and equipment, net	$690,550	$636,302

Three customers each accounted for more than 10% of total sales and together accounted for approximately 63% of total sales for the six months ended July 31, 2004.

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

     The “Strategy,” “Critical Accounting Estimates” and “Outlook” sections all contain a number of forward-looking statements, all of which are based on our current expectations. Our actual results may differ materially. These statements do not reflect the potential impact of any mergers, acquisitions, divestitures or other business combinations that had not closed as of September 7, 2004.

Recent Developments

     On March 15, 2004, the Company filed a report on Form 8-K containing a press release announcing an “odd-lot” purchase program for stockholders of less than 100 shares of the Company’s common stock, whereby stockholders will have the opportunity to sell their shares to the Company for a price of $0.20 per share with no brokerage fees. According to the Company, in the event that the odd-lot program reduces the number of the Company’s registered stockholders to less than 300, the Company may deregister its common stock and suspend its reporting obligation under the Securities Exchange Act of 1934, which would result among other things, in the Company common stock being delisted from the Bulletin Board and only being quoted on the Pink Sheets®, which is a centralized quotation service that collects and publishes market maker quotations in real time. The odd-lot program expired on June 15, 2004.

     In June 2004, the Company invested $175,000 for a 4% interest in Slamdance Media Group, LLC (“Slamdance”). Slamdance is engaged in the distribution of movies and entertainment products. Slamdance is comprised of distribution and talent-management units, and has an agreement for a home-entertainment output deal with Ventura Entertainment to sell new entertainment products under the Slamdance label.

     On June 25, 2004 the Company formed a joint venture with Prestan Products LLC (“Prestan”) for the design of new products, distribution and the upgrade and repair of existing safety products. Prestan expects to begin operations in August 2004. The engineering, design and distribution of products will be from our full service hub in Ohio with the manufacturing being performed by our SETO Technology operating segment in Malaysia.

Strategy

     Our goal is to be a “niche” company, with the ability to provide products and services to a variety of larger corporations who need contract manufacturing and/or made-to-order products. Our primary areas of focus are the fabrication of ceramic parts for the airline security business and jet engine manufacturing, the manufacture and distribution of cutting blades for silicon wafers and contract manufacturing of safety, rescue and CPR training devices.

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

     Semicon Tools and DTI Technology – Semicon Tools and DTI Technology operating segment’s strategy is to produce quality diamond cutting tools for the semiconductor industry. These cutting tools have diamond particles captured in a nickel metal or resin matrix, each with micron size diamond particles to form very small precision cutting edges made to close tolerances. The diamond blades are used as the dicing/cutting saw blades of precision computer controlled electronic cutting devices that are needed in the electronic and semiconductor industries to cut and separate integrated circuits and discrete devices from processed wafers. Complimenting our dicing blade line, we manufacture other supplementary products including diamond scribing tools for specialty coated glass as mirrors and sapphire substrates for LED chips. We also manufacture natural and synthetic diamond tips known as Thermodes and Synthrodes and are used in the tape automated bonding process. We are currently consulting with an outside source in Taiwan to improve our manufacturing process and diamond tool technology. The diamond tool segment is very dependent on the semiconductor industry which over the last three years has experienced economic decline and started to show signs of growth. The diamond blades manufactured by DTI Technology are a vital part of East Coast Sale’s ceramic fabrication process.

     SETO Technology – SETO Technology’s strategy is to provide contract-manufacturing services for personal electronic safety devices and to produce medical, automotive and mining safety devices. This segment is currently developing and/or selling medical training products, personal safety devices and safety helmets. Currently this segment’s main product is a CPR training device used by the medical industry. We have five different models under contract on an exclusive and nondisclosure basis. SETO Technology has also contracted with a third party to develop and manufacture a safety helmet that we expect to bring to market in fiscal 2005. The safety helmets are close to meeting our specifications and are being tested by Underwriters Laboratories. We modified the helmet’s LED lights and internal circuit boards, which was completed in early July. We expect to make our first sale by the end of the third quarter of fiscal 2005, pending the approval from Underwriters Laboratories, market acceptance and no further modifications. Our new joint venture with Prestan Products LLC will provide engineering services for new safety products, aid in reconfiguring current product designs and the distribution of our safety products from Ohio. In addition, during the second quarter we hired a new national sales manager who will be responsible for the marketing of our safety products.

Critical Accounting Estimates

     The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results reported in our financial statements. Some of these accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting estimates include the assessment of recoverability of goodwill, which impacts write-offs of goodwill; valuation of inventory which impacts gross margin; assessment of recoverability of long-lived assets which primarily impacts gross margin when we impair assets or accelerate their depreciation; and recognition and measurement of current and deferred income tax assets and liabilities which impacts our tax provision. Below we discuss these policies further, as well as the estimates and judgments involved. We also have other policies that we consider to be key accounting policies, such as our policy for revenue recognition; however, this policy does not meet the definition of critical accounting estimates because it generally requires us to make estimates or judgments that are difficult or subjective.

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

     Non-Marketable Equity Securities – At July 31, 2004, the carrying value of our portfolio of investments in non-marketable equity securities totaled $325,000. During the second quarter of fiscal 2005, we made equity investments in Prestan Products LLC and Slamdance Media Group LLC in order to stimulate growth in our SETO Technology Division and to diversify into a new industry. The proceeds from our investments in non-marketable securities of private companies contribute a portion of the funds required for these companies to grow. Our investment in Prestan Products LLC is an early-stage company that is still defining its strategic direction whose products and engineering services may directly support out safety products. We also invest for strategic reasons, and each investment is evaluated for potential financial returns. We invest in companies that can succeed and have an impact on their market segment. However, these types of investments involve a great deal of risk, and there can be no assurance that any specific company, whether at an early stage or mature stage, or somewhere in between, will grow or will be successful, and consequently, we could lose all or part of our investment. When the strategic objectives of an investment have been achieved, or if the investment or business diverges from our objectives, we may decide to dispose of the investment. However, our investments in non-marketable equity securities are not liquid, and there can be no assurance that we will be able to dispose of these investments on favorable terms or at all.

     We have an investment in the voting stock of Prestan Products LLC, a US designer, developer and marketer of personal safety devices, with a carrying value of $150,000 at July 31, 2004. This investment is intended to provide SETO with an opportunity to design, develop, market and distribute our personal safety products. We are committed to invest an additional $350,000 in Prestan Products LLC by the end of fiscal 2005.

     We have an investment in the voting stock of Slamdance Media Group LLC, a US distributor of entertainment products, with a carrying value of $175,000 at July 31, 2004. This investment is intended to provide SETO with additional investment income. We are committed to invest an additional $325,000 in Slamdance Media LLC by January 15, 2005.

     Our ability to recover our strategic investments in non-marketable equity securities and to earn a return on these investments is primarily dependent on how successfully these companies execute their business plans and how well their products and services are accepted, as well as their ability to obtain financing for continued operations, to grow and to take advantage of liquidity events. In the current equity market environment, the companies’ ability to obtain additional funding as well as to take advantage of liquidity events, such as mergers and private sales remain constrained.

     We review all of our investments quarterly for impairment, however, for non-marketable equity securities, the impairment analysis requires significant judgment to identify events or circumstances that would likely have a significant adverse effect on the fair value of the investment. The indicators we use to identify those events or circumstances include (a) the investee’s revenue and earnings trends relative to predefined milestones and overall business prospects, (b) the general market conditions in the investee’s industry, and (c) the investee’s liquidity, debt ratios and the rate at which the investee is using its cash.

     Investments identified as having an indicator of impairment are subject to further analysis to determine if the investment is other than temporarily impaired, in which case we write the investment down to its impaired value. When an investee is not considered viable from a financial point of view, we write down the entire investment since we consider the estimated fair market value to be nominal. If an investee obtains additional funding at a valuation lower than our carrying amount or requires a new round of equity funding to stay in operation and the funding does not appear imminent, we presume that the investment is other than temporarily impaired, unless specific facts and circumstances indicate otherwise.

     Investments in non-marketable securities are inherently risky and our investments can fail. Their success (or lack thereof) is dependent upon product development, market acceptance, operational efficiency and other key business success factors. In addition, depending on their future prospects, they may not be able to raise additional financings when needed or they may receive lower valuations, with less favorable investment terms than previous financings, and the investments would likely be impaired.

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

     Revenue recognition – The Company recognizes net revenue when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title and acceptance, if applicable, as well as fixed pricing and probable collectibility. When the Company sells its products to distributors, the distributors have substantial independent operations under sales arrangements whose terms do not allow for rights of return or price protection on unsold products held by them. In these instances, the Company recognizes revenue when it ships the product directly to the distributors. Shipping and handling costs billed to customers are included in net revenue and the related shipping costs are included in cost of sales.

     Income Taxes – In determining income for financial statement purposes, we must make certain estimates and judgments. These estimates and judgments occur in the calculation of certain tax liabilities and in the determination of the recoverability of certain tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense.

          We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a reserve in the form of a valuation allowance for the deferred tax assets that we estimate will not ultimately be recoverable. As of July 31, 2004, we believe that our recorded deferred tax assets will ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that the recovery is not probable.

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

Results of Operations

     Second Quarter of Fiscal 2005 Compared to Second Quarter 2004

          The following table sets forth certain consolidated statements of income data as a percentage of net revenue for the periods indicated:

	Three Months Ended
	July 31, 2004	July 31, 2003
Net revenues	100.00%	100.00%
Cost of sales	47.06%	35.04%

Gross margin	52.94%	64.96%
Selling, general and administrative expenses	55.95%	60.59%
Amortization & impairment of acquisition-related intangibles	1.17%	1.60%

Operating income (loss)	(4.18%)	2.77%

          Our net revenue for Q2 2005 of $1,279,909 was up approximately 36% compared to Q2 2004, primarily due to the increase in demand for our diamond cutting tools and ceramic products used by the airline security manufacturing industry. Net revenue for our diamond tool segment increased 389% compared with Q2 2004 which is primarily due to higher sales volume and lower unit prices. Our contract manufacturing revenues were down 33% compared with Q2 2004, primarily due to the delays we are experiencing with the introduction of our new safety helmet.

          Our gross margin percentage in Q2 2005 of 53% was 12% lower compared to Q2 2004. The gross margin for our diamond tool segment of 47% was higher compared to 37% during Q2 2004, which was primarily due to the write off of $75,000 in obsolete inventory in Q2 2004; our gross margin for our ceramics division decreased to 52% compared to 57% in Q2 2004, which was primarily due higher material and labor costs; and our gross margin for our contract manufacturing segment decreased, which was primarily due to the decrease in sales volume. See “Outlook” for a discussion of gross margin expectations.

     Ceramics - East Coast Sales Company

          The revenue and operating income for the East Coast Sales Company operating segment for the second quarter of fiscal 2005 and fiscal 2004 were as follows:

	July 31, 2004	July 31, 2003
Revenue	$949,877	$767,635

Operating income	$254,094	$160,034

          The East Coast Sales Company operating segment is our ceramics division, which experienced an increase in sales due to the increased demand from the jet engine manufacturing industry and the airline security manufacturing industry. Net revenues for this segment increased $182,242 or 24% in Q2 2005 compared to Q2 2004. The increase in revenue was due to higher sales of custom cut ceramics that are used in the manufacturing of jet engines and airport security devices.

          Net operating income for the East Coast Sales Company operating segment increased by $94,060 or 59% compared to Q2 2004 primarily due to the increase in demand from the industries mentioned above and the allocation of certain overhead costs to DTI and SETO Technology.

            Diamond Tools – Semicon Tools/DTI Technology

          The revenue and operating income for the diamond tool operating segment for the second quarter of fiscal 2005 and fiscal 2004 were as follows:

	July 31, 2004	July 31, 2003
Revenue	$248,727	$50,816

Operating loss	($128,732)	($135,464)

          Net revenue for Q2 2005 was up compared to Q2 2004. The net operating loss for Q2 2005 decreased $6,732 or 5%, compared to Q2 2004. The decrease in the net operating loss from fiscal Q2 2004 to Q2 2005 was primarily due to Semicon Tools allocating a significant percentage of the Company’s overhead expenses. These overhead expenses include officers and administrative salaries, rent, professional fees, public relations expense, insurance expense, regulatory fees, stock administrative costs and travel expense all of which have increased from Q2 2004.

            Contract Manufacturing – SETO Technology

          The revenue and operating income for the contract manufacturing operating segment for the second quarter of fiscal 2005 and fiscal 2004 were as follows:

	July 31, 2004	July 31, 2003
Revenue	$81,305	$120,972

Operating income (loss)	($178,926)	$1,616

     Net revenue for Q2 2005 was down $39,667 or 33%, compared to Q2 2004, primarily due a decrease in sales from a major customer and the delays we are experiencing with our new safety helmet. Operating loss for the second quarter fiscal 2005 increased $180,542 which was primarily due to increased marketing, consulting and travel expenses we incurred regarding our safety helmet and the allocation of certain overhead expenses from Semicon Tools and East Coast Sales.

            Operating Expenses

          Operating expenses for the second quarter of fiscal 2005 and fiscal 2004 were as follows:

	July 31, 2004	July 31, 2003
Selling, general and administrative expenses	$716,126	$569,142

Amortization & impairment of acquisition-related intangibles	$15,000	$15,000

          Selling, general and administrative expenses increased $146,984 or 26% compared to Q2 2004. This increase was primarily due to higher salaries and wages, consulting expense, insurance expense, depreciation expense, travel expense and professional fees relating to the introduction of our new safety helmet.

          Amortization and impairment of acquisition-related intangibles was $15,000 in Q2 2005 and Q2 2004. This expense is related to our purchase of customer lists in 2002. If market conditions change and it is deemed that the customer lists do not have any future benefit and become impaired, we may write off the entire amount, which would have a negative effect on our operating income.

            Interest and Other, Net

          Interest and other, net and taxes for the second quarter of fiscal 2005 and fiscal 2004 were as follows:

	July 31, 2004	July 31, 2003
Interest income	$2	$9,955
Gain (loss) on sale of assets	($324)
Interest expense	($8,278)	($6,598)
Foreign currency exchange loss	($379)	($357)
Provision for income taxes	$57,061	$4,950

          In Q2 2005, interest income decreased primarily due to the absence of the payments we received on our note receivable from G-Com Net in the second quarter of fiscal 2004.

          Interest expense increased $1,680 or 25%, to $8,278 in Q2 2005 compared to $6,598 in Q2 2004. This increase was primarily due to us drawing down on our line of credit during the second quarter of fiscal 2005. See “Financial Condition” section for a more detailed discussion of our financing activities.

          Foreign currency exchange loss was relatively flat compared to Q2 2004. We experience currency translation gains or losses when we purchase items from foreign countries (other than Malaysia) whose currencies are not pegged to the U.S. Dollar. Historically, these gains and losses have been insignificant and therefore we do not expect any significant losses in the future.

          Our effective income tax rate on our US income was 32% in Q2 2005 compared to an effective income tax rate of 17% for Q2 2004. The increase in the effective tax rate in Q2 2005 is primarily due to the net income from our U.S. operating segment, East Coast Sales Company. This net income will absorb a portion of our federal net operating loss carryforward. Deferred tax expense amounted to $54,874 in the second quarter of fiscal 2005. We expect to realize the full benefit of our net operating loss carryover by fiscal 2010.

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

          Fuji Fabrication had no sales for the three months ended July 31, 2003. General and administrative expenses for the three months ended July 31, 2003 totaled $269. The company ceased Fuji’s operations on October 31, 2003.

First Half of Fiscal 2005 Compared to First Half of Fiscal 2004

The following table sets forth certain consolidated statements of income data as a percentage of net revenue for the periods indicated:

	Six Months Ended
	July 31, 2004	July 31, 2003
Net revenues	100.00%	100.00%
Cost of sales	44.96%	37.89%

Gross margin	55.04%	62.11%
Selling, general and administrative expenses	53.86%	54.68%
Amortization & impairment of acquisition-related intangibles	1.23%	1.53%

Operating income (loss)	(0.05%)	5.90%

          Our net revenue for the first half of fiscal 2005 of $2,444,213 was up approximately 25% compared to the first half of fiscal 2004, primarily due to the increase in demand for our diamond cutting tools and ceramic products used by the airline security manufacturing industry. Net revenue for our diamond tool segment increased 75% compared with first half of fiscal 2004 which is primarily due to higher sales volume and lower unit prices. Our contract manufacturing revenues were down 1% compared with the first half of fiscal 2004, primarily due to the delays that were are experiencing with the introduction of our new safety helmet.

          Our gross margin percentage for the first half of fiscal 2005 of 55% was 7% lower compared to 2004. The gross margin for our diamond tool segment of 48% was slightly lower compared to 51% during the first half of fiscal 2004, which was primarily due to increase material cost and lower margins; our gross margin for our ceramics division decreased to 55% compared to 56% in the first half of fiscal 2004, which was primarily due to slightly higher labor costs; and our gross margin for our contract manufacturing segment decreased, which was primarily due to the allocation of certain overhead expenses. See “Outlook” for a discussion of gross margin expectations.

            Ceramics - East Coast Sales Company

          The revenue and operating income for the East Coast Sales Company operating segment for the first half of 2005 and 2004 were as follows:

	July 31, 2004	July 31, 2003
Revenue	$1,792,687	$1,506,165

Operating income	$437,972	$284,881

          The East Coast Sales Company operating segment is our ceramics division, which experienced an increase in sales due to the increased demand from the jet engine manufacturing industry and the airline security manufacturing industry. Net revenues for this segment increased $286,522 or 19% in the first half of fiscal 2005 compared to 2004. The increase in revenue was due to higher sales of custom cut ceramics that are used in the manufacturing of jet engines and airport security devices.

          Net operating income for the East Coast Sales Company operating segment increased by $153,091 or 54% compared to the first half of fiscal 2004 primarily due to the increase in demand from the industries mentioned above and the allocation of certain overhead costs to DTI and SETO Technology.

            Diamond Tools – Semicon Tools/DTI Technology

          The revenue and operating income for the diamond tool operating segment for the first half of 2005 and 2004 were as follows:

	July 31, 2004	July 31, 2003
Revenue	$460,775	$262,573

Operating loss	($239,400)	($163,457)

          Net revenue for the first six months of fiscal 2005 was up compared to 2004. The net operating loss for the first six months of fiscal 2005 increased $75,943 or 46%, compared to 2004. The increase in the net operating loss from the first six months of fiscal 2004 to 2005 was primarily due to lower margins and increased selling expenses.

            Contract Manufacturing – SETO Technology

          The revenue and operating income for the contract manufacturing operating segment for the first half of 2005 and 2004 were as follows:

	July 31, 2004	July 31, 2003
Revenue	$190,751	$191,870

Operating income (loss)	($199,694)	($5,604)

          Net revenue for the first half of fiscal 2005 was down slightly compared to 2004. We are still experiencing delays with our new safety helmet and are waiting for approval from Underwriters Laboratories. Operating loss for the first half of fiscal 2005 increased $194,090 which was primarily due to increased marketing, consulting and travel expenses we incurred regarding our safety helmet and the allocation of certain overhead expenses from Semicon Tools and East Coast Sales.

            Operating Expenses

          Operating expenses for the first half of fiscal 2005 and 2004 were as follows:

	July 31, 2004	July 31, 2003
Selling, general and administrative expenses	$1,316,404	$1,071,997

Amortization & impairment of acquisition-related intangibles	$30,000	$30,000

          Selling, general and administrative expenses increased $244,407 or 23% compared to the first half of fiscal 2004. This increase was primarily due to higher salaries and wages, consulting expense, insurance expense, depreciation expense, travel expense and professional fees relating to the introduction of our new safety helmet.

          Amortization and impairment of acquisition-related intangibles was $30,000 in the first half of fiscal 2005 and 2004. This expense is related to our purchase of customer lists in 2002. If market conditions change and it is deemed that the customer lists do not have any future benefit and become impaired, we may write off the entire amount, which would have a negative effect on our operating income.

            Interest and Other, Net

          Interest and other, net and taxes for the first half of fiscal 2005 and 2004 were as follows:

	July 31, 2004	July 31, 2003
Interest income	$5	$19,878
Gain (loss) on sale of assets	($324)	31,749
Interest expense	($13,848)	($11,391)
Foreign currency exchange loss	($710)	($606)
Provision for income taxes	$72,405	$27,511

          In the first half of fiscal 2005, interest income decreased primarily due to the absence of the payments we received on our note receivable from G-Com Net in the first half of fiscal 2004.

          Interest expense increased $2,457 or 22%, to $13,848 in first six months of 2005 compared to $11,391 in 2004. This increase was primarily due to us drawing down on our line-of-credit during the first six months of fiscal 2005. See “Financial Condition” section for a more detailed discussion of our financing activities.

          Foreign currency exchange loss was relatively flat compared to the first six months of fiscal 2004. We experience currency translation gains or losses when we purchase items from foreign countries (other than Malaysia) whose currencies are not pegged to the U.S. Dollar. Historically, these gains and losses have been insignificant and therefore we do not expect any significant losses in the future.

          Our effective income tax rate on our US income was 33% in the first six months of fiscal 2005 compared to an effective income tax rate of 18% for 2004. The increase in the effective tax rate in first six months of fiscal 2005 is primarily due to the net income from our U.S. operating segment East Coast Sales Company. This net income will absorb a portion of our federal net operating loss carryforward. Deferred tax expense amounted to $67,905 during the first six months of fiscal 2005. We expect to realize the full benefit of our net operating loss carryover by fiscal 2010.

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

          Fuji Fabrication had no sales for the six months ended July 31, 2003. General and administrative expenses for the six months ended July 31, 2003 totaled $1,608. The company ceased Fuji’s operations on October 31, 2003.

            Financial Condition

          Our financial condition remains strong. At July 31, 2004, cash totaled $191,787, up from $45,037 at January 31, 2004. At July 31, 2004, total short-term and long-term debt was $1,168,171, an increase of $454,771 compared to January 31, 2004. These increases are attributable primarily to us drawing down $373,050 on our line of credit, which was used to fund our investments in Prestan Products LLC and Slamdance Media Group LLC. At July 31, 2004, total debt represented 53% of stockholders’ equity.

     For the first six months of fiscal 2005, cash provided by operating activities was $73,403, compared to $314,225 in 2004. This decline was mainly due to the increase in our accounts receivable balance from January 31, 2004 to July 31, 2004 compared to a decrease in accounts receivable from January 31, 2003 to July 31, 2003. Cash was provided by net income adjusted for non-cash related items. Working capital uses of cash included an increase in accounts receivable, prepaid expenses and other assets. For the first six months of fiscal 2005, our three largest customers accounted for approximately 63% of net revenue, with one of these customers accounting for approximately 34% of net revenue. At July 31, 2004, these three largest customers accounted for approximately 56% of net accounts receivable.

     We used $358,532 in net cash for investing activities during the first six months of fiscal 2005, compared to $38,013 during 2004. The increase in cash used for investing activities as compared to the first six months of fiscal 2004 was due to the investments made in Prestan Products LLC and Slamdance Media Group LLC. Capital expenditures for the first six months of fiscal 2005 decreased $50,441 compared to fiscal 2004. We anticipate capital expenditures of $200,000 for fiscal 2005.

     Cash provided by financing activities amounted to $330,166 in the first six months of fiscal 2005, compared to cash used by financing activities of $620,372 in 2004. The major financing source of cash was the $373,050 we drew down on our line of credit to finance the two investments we made in June. The major financing uses of cash for the first six months of fiscal 2005 and 2004 were the repayment of long-term debt and repurchase of our common stock. In first six months of fiscal 2005, we purchased 219,200 shares of our common stock for $38,134. We have a potential source of liquidity from authorized borrowings in the form of a line of credit with a U.S. financial institution for $1.2 million. At July 31, 2004, we had $430,030 available for use from this line of credit.

     We believe that we have the financial resources needed to meet our anticipated business requirements for the next 12 months, which includes capital expenditures for the expansion or upgrading of our manufacturing capacity and working capital requirements.

     Risk Factors

     Our activities may require additional financing, which may not be available on acceptable terms, if at all.

     As our business expands, we expect to increase our expenses for sales, marketing and product development efforts. Although there can be no assurance, we believe that we have sufficient capital resources from operations and our line of credit to finance our operational requirements through January 31, 2005. If we incur operating losses, or if unforeseen events occur that would require additional funding, we may need to raise additional capital or incur debt to fund our operations. We would expect to seek such capital through sales of additional equity or debt securities and/or loans from banks, but there can be no assurance that such funds will be available to us on acceptable terms, if at all. Failure to obtain such financing or obtaining it on terms not favorable to us could have a material adverse affect on future operating prospects and continued growth, as well as diluting investors in an offering.

     Approximately 63% of our sales for the six months ended July 31, 2004 were generated from three (3) customers and, accordingly, the loss of any one such customer could adversely affect our sales.

     As of July 31, 2004, three customers accounted for 63% of our sales. We are seeking to broaden our customer base by introducing new products and introducing a new cutting blade; however, no assurance can be given that our efforts will be successful or that these three customers will not continue to account for a large concentration of our sales. The loss of one or more of these three customers, or any other customer that accounts for a significant portion of our sales, could materially adversely affect our business, operating results, and financial condition.

     We depend heavily on our executive officers and would have difficulty replacing them.

     Our future success depends to a significant degree on the skills, experience and efforts of our executive officers. We currently have employment agreements with our executive officers, but the loss of these personnel could materially adversely affect our business and our ability to achieve profitability.

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

Outlook

     In general, as we look ahead to the second half of fiscal 2005, the outlook continues to be uncertain, and we anticipate a year that will be largely driven by the airline security, military, jet engine, semiconductor industries, the need for personal safety devices as well as the global economy. Although it is difficult to predict product demand for the rest of fiscal 2005, we expect a 10% to 15% decrease in revenue from our ceramic segment, East Cost Sales Company. The outlook for the diamond tools industry is showing some strength, and with the acceptance of our new three new cutting blades, sales could increase 5%-15% during the next half of fiscal 2005. The diamond tool industry is very dependent on the semiconductor industry, which over the last three years has experienced economic decline and is now starting to show signs of growth. The outlook for the contract manufacturing segment for the rest of fiscal 2005 should be stronger than fiscal 2004. With the introduction of our new personal safety devices, our joint venture with Prestan Products LLC, and the hiring of a new national sales manager, sales for our contract manufacturing segment could grow 20%-30% in the second half of fiscal 2005. In this environment, revenue growth for our new safety helmet is largely dependent on the commercial acceptance of our current designs and successfully marketing the designs to the safety and rescue industries, which we can not assure. Our investment in Slamdance Media Group LLC will allow us to diversify into another industry. Investment income is largely dependent on the commercial success of Slamdance’s entertainment products, which we cannot assure.

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

     We do not expect net gains from equity securities for fiscal 2005. It is not possible to know at the present time whether specific investments are likely to be impaired or the extent or timing of individual impairments. At July 31, 2004, we held non-marketable equity securities with a carrying value of $325,000. The investments could fail. Their success (or lack thereof) is dependent upon product development, market acceptance, operational efficiency and other key business success factors. In addition, depending on their future prospects, they may not be able to raise additional financings when needed or they may receive lower valuations, with less favorable investment terms than in previous financings, and the investments would likely become impaired. However, we are not able to determine at the present time which specific investments are likely to be impaired in the future, or the extent or timing of individual impairments

     In fiscals 2003 and 2004 we improved our cutting blade facility and updated our ceramics fabrication facility. We expect that capital spending will be $200,000 for fiscal 2005 which is up from $156,319 in fiscal 2004. The decrease is primarily due to the expected equipment needed to produce our new safety helmet. If market demand does not grow or our new products are not accepted, revenues and gross margins may also be adversely affected.

     Depreciation for fiscal 2005 is expected to be approximately $200,000, compared to $196,501 in fiscal 2004.

     We expect amortization of other intangible assets to be approximately $60,000 in fiscal 2005, as compared to $60,000 in fiscal 2004. As of July 31, 2004 amortization expense totaled $30,000.

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

     A substantial majority of our revenue, expense, and capital purchasing activities are transacted in U. S. dollars. However, we do enter into these transactions in other currencies, primarily the Malaysian Ringgit. The Malaysian Ringgit is pegged to the U.S. Dollar and is translated to U.S. dollars for consolidated purposes. In first six months of fiscal 2005 we reported a foreign currency exchange loss of $710, compared to a loss of $606 in 2004, neither of which materially impacted the financial statements.

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

     On March 15, 2004, we filed a report on Form 8-K containing a press release announcing an “odd-lot” purchase program for stockholders of less than 100 shares of our common stock, whereby stockholders will have the opportunity to sell their shares to the Company for a price of $0.20 per share with no brokerage fees. The “odd-lot” purchase program expired on June 15, 2004.

SIGNATURES

     Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SETO Holdings, Inc.
Registrant

By: /s/ Eugene J. Pian
Eugene J. Pian, President
President and Chief Executive Officer
Date: September 13, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Eugene J. Pian
Eugene J. Pian
President and Chief Executive Officer
Date: September 13, 2004

/s/ Craig A. Pian
Craig A. Pian
Executive Vice President and
Chief Financial Officer
Date: September 13, 2004