Form 10QSB
period 2004-10-31
SETO HOLDINGS INC
filed 2004-12-15
CIK 794998

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark
One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended October 31, 2004

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

Yes    [X]   No   [   ]

Class	Outstanding at October 31, 2004

Common stock $.001 par Value	12,473,879

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED BALANCE SHEET — OCTOBER 31, 2004
CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS NINE AND THREE MONTHS ENDED OCTOBER 31, 2004 AND 2003
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS NINE MONTHS ENDED OCTOBER 31, 2004 AND 2003
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
SIGNATURES
EX-31.1 302 Certification
EX-31.2 302 Certification
EX-32.1 906 Certification
EX-32.2 906 Certification

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SETO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET — OCTOBER 31, 2004

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$198,739
Accounts receivable, net	620,846
Inventory	1,030,997
Prepaid expenses and other current assets	28,094
Deferred tax asset, current portion	64,500

TOTAL CURRENT ASSETS	1,943,176

PROPERTY, PLANT AND EQUIPMENT, NET OF DEPRECIATION	759,606

OTHER ASSETS
Goodwill	85,453
Other intangible asset, net	195,402
Investments	500,000
Security deposits and other assets	16,240
Deferred tax asset, net of current portion	300,595

TOTAL OTHER ASSETS	1,097,690

TOTAL ASSETS	$3,800,472

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$9,682
Note payable, line of credit	954,455
Accounts payable and accrued expenses	584,916

TOTAL CURRENT LIABILITIES	1,549,053

OTHER LIABILITIES
Deferred lease liability	30,408
Long-term debt	28,242

TOTAL OTHER LIABILITIES	58,650

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY	14,876

STOCKHOLDERS’ EQUITY
Common stock par value $.001; 100,000,000 shares authorized; 12,533,801 shares issued	12,534
Additional paid in capital	4,202,266
Accumulated other comprehensive income	(150,522)
Retained earnings (deficit)	(1,874,376)

2,189,902
Less common shares held in treasury, 59,922 shares at cost	(12,009)

TOTAL STOCKHOLDERS’ EQUITY	2,177,893

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,800,472

See notes to consolidated condensed financial statements.

SETO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
NINE AND THREE MONTHS ENDED OCTOBER 31, 2004 AND 2003
(UNAUDITED)

	Nine Months Ended		Three Months Ended
	October 31		October 31
	2004	2003	2004	2003
Net revenues	$3,479,223	$2,888,063	$1,035,010	$927,455
Cost of sales	1,491,494	1,100,458	392,563	357,667

Gross margin	1,987,729	1,787,605	642,447	569,788

Operating expenses:
Selling, general and administrative expenses	2,027,576	1,621,284	711,172	549,287
Amortization of intangibles	45,548	45,000	15,548	15,000

Operating expenses	2,073,124	1,666,284	726,720	564,287

Operating income (loss)	(85,395)	121,321	(84,273)	5,501
Interest and other, net	(26,619)	(336,139)	(11,742)	(375,769)
Minority interest in loss from consolidated subsidiary	30,037		30,037

Loss before income taxes	(81,977)	(214,818)	(65,978)	(370,268)
Income taxes	33,231	45,037	(39,174)	17,526

Loss from continuing operations	(115,208)	(259,855)	(26,804)	(387,794)

Discontinued operations:
Loss from operations of subsidiaries	0	(1,608)	0	0
Loss on disposal of subsidiaries	0	(36,127)	0	(36,396)

	0	(37,735)	0	(36,396)

Net loss	($115,208)	($297,590)	($26,804)	($424,190)

Earning per share information:
Income (loss) from continuing operations
Basic	($0.01)	($0.02)	($0.00)	($0.03)

Diluted	($0.01)	($0.02)	($0.00)	($0.03)

Discontinued operations:
Basic	$0.00	($0.00)	$0.00	($0.00)

Diluted	$0.00	($0.00)	$0.00	($0.00)

Weighted average common shares outstanding	12,795,553	14,083,925	12,687,876	13,642,604

Weighted average common shares outstanding, assuming dilution	12,795,553	14,083,925	12,687,876	13,642,604

See notes to consolidated condensed financial statements.

SETO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
NINE MONTHS ENDED OCTOBER 31, 2004 AND 2003

	2004	2003
OPERATING ACTIVITIES
Loss from continuing operations	($115,208)	($259,855)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	171,679	104,055
Amortization and impairment of intangibles and other acquisition-related costs	45,548	45,000
Gain on sale of equipment		(31,749)
Provision for deferred income taxes	19,527	35,304
Minority interest	14,876
Write off of note receivable		364,193
Changes in assets and liabilities:
Accounts receivable	(61,592)	491,701
Inventories	(164,981)	(19,134)
Prepaid expenses and other current assets	(20,257)	(1,634)
Deferred product development costs		(15,017)
Other assets	(10,240)	(5,039)
Accounts payable, and accrued expenses	143,825	(185,612)
Deferred lease liability	408	1,500

NET CASH PROVIDED BY CONTINUING OPERATIONS	23,585	523,713
NET CASH USED IN DISCONTINUED OPERATIONS		(9,678)

NET CASH PROVIDED BY OPERATING ACTIVITIES	23,585	514,035

INVESTING ACTIVITIES
Proceeds from sale of equipment		45,960
Purchase of investments	(300,000)
Purchase of intangibles	(10,950)
Purchase of property and equipment	(172,854)	(133,599)

NET CASH USED IN INVESTING ACTIVITIES	(483,804)	(87,639)

FINANCING ACTIVITIES
Increase (decrease) in short-term debt, net	557,535	(375,662)
Repayments of and retirement of long-term debt	(7,193)	(61,924)
Repurchase and retirement of common stock	(38,134)	(317,752)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	512,208	(755,338)

NET INCREASE (DECREASE) IN CASH	51,989	(328,942)
CASH, BEGINNING OF PERIOD	146,750	508,414

CASH, END OF PERIOD	$198,739	$179,472

See notes to consolidated condensed financial statements.

SETO HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.	PREPARATION OF INTERIM FINANCIAL STATEMENTS

The consolidated financial statements have been prepared by SETO Holdings, Inc. (the “Company”) in conformity with accounting principles generally accepted in the United States and are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-KSB for the year ended January 31, 2004. In the opinion of management, the Company’s interim financial statements include all adjustments (consisting of normal recurring accruals and adjustments necessary for adoption of new accounting standards) necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such Securities and Exchange Commission rules. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim periods are not necessarily indicative of results for the full year. The unaudited financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s January 31, 2004 Annual Report on Form 10-KSB. Certain amounts presented for the nine months ended October 31, 2003 have been reclassified to conform to the current presentation.

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

3.	INVENTORY

Inventory at October 31, 2004 consists of:

Finished goods	$604,233
Work in Process	146,894
Raw Materials	256,239
Supplies	23,631

$1,030,997

4.	GOODWILL

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

On December 1, 2002, the Company acquired the customer lists from a Malaysian Company for $300,000, to be amortized over a period of 5 years. During the third quarter of fiscal 2005 the Company incurred trademark costs of $10,950 which were related to their safety helmet and are being amortized over a period of 5 years. The Company’s identified intangible assets are subject to amortization. Amortization of identified intangible assets amounted to $45,548 for the nine months ended October 31, 2004 and 2003.

6.	INVESTMENTS

Investee companies not accounted for under the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, the Company’s share of earnings or losses of such Investee companies is not included in the consolidated balance sheet or statement of income (loss). However, impairment charges are recognized in the consolidated statement of income (loss). If circumstances suggest that the value of the Investee company has subsequently recovered, such recovery is not recorded.

When a cost method Investee company initially qualifies for use of the equity method, the Company’s carrying value is adjusted for the Company’s share of the past results of the Investee’s operations. Therefore, prior losses could significantly decrease the Company’s carrying value in that Investee company at that time.

As of October 31, 2004, the Company has invested $300,000 in Slamdance Media Group, LLC (“Slamdance”). The Company agreed to invest an additional $200,000 by January 15, 2005 for a total ownership interest in Slamdance of 12.5% which is included in accrued expenses on the balance sheet. This investment is at risk and the Company could lose its investment is Slamdance. On December 10, 2004 the Company notified Slamdance that it decided not to invest the remaining $200,000, and the Company has asked Slamdance to cancel the agreement and return the $300,000 already paid.

Slamdance is comprised of distribution and talent-management units, and has an agreement for a home-entertainment output deal with Ventura Entertainment to sell new entertainment products under the Slamdance label.

Slamdance is a U.S. limited liability company who utilizes U.S. generally accepted accounting principles and has a year-end of December 31st. At October 31, 2004, Slamdance’s quarterly financial statements were not available. Because the company does not have significant influence over Slamdance, the investment is being accounted for under the cost method of accounting.

7.	VARIABLE INTEREST ENTITIES

In December 2003, the FASB issued Interpretation No. 46(R) (Fin-46R), Consolidation of Variable Interest Entities. Fin 46R clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. It separates entities into two groups: (1) those for which voting interests are used to determine consolidation and (2) those for which variable interests are used to determine consolidation (the subject of FIN-46R). FIN-46R clarifies how to identify a variable interest entity and how to determine when a business enterprise should include the assets, liabilities, noncontrolling interests and results of activities of a variable interest entity in its consolidated financial statements.

The consolidation requirements of FIN-46R becomes effective, for all financial statements issued after December 15, 2004, the nature purpose, size, and activities of the variable interest entity and the enterprise’s maximum exposure to loss as a result of its involvement with the variable interest entity.

On June 25, 2004, the Company formed a joint venture with Prestan Products, LLC (“Prestan”) for the design of new products, distribution and the upgrade and repair of existing safety products. Prestan is a Delaware limited liability company, who utilizes U.S. generally accepted accounting principles and has a year-end of December 31st.

As of October 31, 2004, the Company invested a total of $300,000 for a 20 percent ownership interest in Prestan. The Company intended on investing an additional $200,000 during forth quarter fiscal 2005 for an additional 13% interest in Prestan, but as of December 10, 2004 the Company has decided stop its investment in Prestan.

At October 31, 2004, the Company adopted FIN-46R for its investment in Prestan and the consolidated financial statements include the accounts of Prestan in which the Company holds a minority interest. At October 31, 2004 the Company owned 20% of Prestan but according to Prestan’s operating agreement the Company would have absorbed 85% of Prestan’s losses. All significant intercompany accounts and transactions have been eliminated. Summarized financial information of Prestan is presented below.

Balance Sheet
Current assets, primarily cash	$102,585
Equipment, net	51,015
Other assets	2,865

Total assets	$156,465

Accounts payable	8,776
Member’s capital	147,689

Total liabilities and member’s capital	$156,465

Income Statement
Revenues	$14,875
Cost of sales	10,520

Gross margin	4,355

General and administrative expenses	197,805
Depreciation expense	3,774

201,579

Net loss	($197,224)

8.	NOTES PAYABLE AND LONG-TERM DEBT

At October 31, 2004, the Company had an available line-of-credit with a financial institution in the amount $1,200,000. The line-of-credit carried an annual rate of 2.9% plus the 30-day commercial paper rate with an expiration date of December 7, 2004. As of October 31, 2004, the Company had utilized $954,455 of the line-of-credit. The personal guarantee of the Company’s president and the assets of the Company secure the line-of-credit.

On December 7, 2004 $460,000 of the line-of-credit was converted to a term loan. The loan term is 24 months and amortization of the loan will be based upon a term of 60 months, with a balloon payment due at maturity. Interest is stated at 3.75% plus the one-month LIBOR published in the Wall Street Journal and based upon actual days elapsed over a 360-day year. In addition, the line of credit has been reduced to $500,000 and as of December 7, 2004, the Company had utilized the full amount of the line-of-credit. Future minimum payments on the new 2 year term loan are as follows:

October 31, 2005	$67,272
October 31, 2006	85,368
October 31, 2007	307,360

$460,000

9.	INTEREST AND OTHER, NET

Interest and Other, net included:

	Nine Months Ended		Three Months Ended
	October 31		October 31
	2004	2003	2004	2003
Interest income	$6	$11,958	$1	($7,920)
Gain on sale of asset	(324)	31,749
Interest expense	(25,078)	(14,595)	($11,230)	(3,204)
Loss on write off of note receivable		(364,193)		(364,193)
Foreign currency exchange income (loss)	(1,223)	(1,058)	($513)	(452)

Total	($26,619)	($336,139)	($11,742)	($375,769)

10.	COMMITMENTS AND CONTINGENCIES

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

October 31, 2005	$66,000
October 31, 2006	66,000
October 31, 2007	69,000
October 31, 2008	72,000
October 31, 2009	72,000
Thereafter	252,000

$597,000

Rent expense charged to operations was $49,500 and $49,500 at October 31, 2004 and 2003, respectively.

During the second quarter, as result of joint venture with Prestan Products LLC, the Company entered into an operating lease to lease office and warehouse space in Ohio under a long-term, non-cancelable operating lease. The lease expires on August 23, 2009, and provides for a renewal option for an additional five years. Annual rent expense is as follows; $54,544 for each of the first three years and $58,620 for each of the final two years. The Company is subleasing 50% of space to Prestan Products. This lease requires the following future minimum rental payments:

October 31, 2005	$54,544
October 31, 2006	54,544
October 31, 2007	55,563
October 31, 2008	58,620
October 31, 2009	43,965

$267,236

Rent expense charged to operations amounted to $6,818 at October 31, 2004.

The Company is committed to investing an additional $200,000 in Slamdance Media Group, LLC as mentioned in Note 6. As of December 10, 2004 the Company has ceased investing in Slamdance and is negotiating with Slamdance’s management team to get its investment of $300,000 returned.

11.	EARNINGS PER SHARE

The following table reconciles the number of common shares outstanding at October 31, 2004 and 2003 to the weighted average number of common shares outstanding for the purposes of calculating basic and diluted earnings per share:

	Nine Months Ended		Three Months Ended
	October 31		October 31
	2004	2003	2004	2003
Weighted average common shares outstanding	12,795,553	14,083,925	12,687,876	13,642,604
Effect of using diluted securities:
Weighted average common equivalent shares from stock options

Diluted number of common shares outstanding	12,795,553	14,083,925	12,687,876	13,642,604

At October 31, 2004 there were approximately six million shares of common stock potentially issuable with respect to stock options, which could dilute basic earnings per share in the future.

12.	STOCK REPURCHASE PROGRAM

During the first nine months of fiscal 2005, the Company repurchased 219,200 shares of common stock under the Company’s authorized repurchase program at a cost of $38,134. In addition, on March 25, 2004, the Company cancelled 475,000 shares of treasury stock. On June 27, 2003 the Company with unanimous consent of its board of directors, increased its stock repurchase program from one million shares to two and a half million shares. As of October 31, 2004 a total of 531,500 shares remained available for repurchase under the program.

13.	DISPOSITION OF SUBSIDIARY

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

14.	PRINCIPAL PRODUCTS AND SEGMENTATION OF SALES

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

Operating segments do not record inter-segment revenue, and accordingly, none is recorded. The accounting policies for segment reporting are the same as for the Company as a whole. Financial information relating to the principal industry segments and classes of products are as follows:

	Nine Months Ended		Three Months Ended
	October 31		October 31
	2004	2003	2004	2003
Sales to customers:
Industry A - Ceramics	$2,434,033	$2,199,280	$641,346	$693,115
Industry B - Diamond tools	577,762	354,946	116,987	92,373
Industry C - Safety devices	467,428	333,837	276,677	141,967

	$3,479,223	$2,888,063	$1,035,010	$927,455

	Nine Months Ended		Three Months Ended
	October 31		October 31
	2004	2003	2004	2003
Operating income or (loss):
Industry A - Ceramics	$647,495	$426,536	$209,523	$141,655
Industry B - Diamond tools	(306,497)	(276,127)	(67,097)	(112,670)
Industry C - Safety devices	(426,393)	(29,088)	(226,699)	(23,484)

	($85,395)	$121,321	($84,273)	$5,501

	Nine Months Ended		Three Months Ended
	October 31		October 31
	2004	2003	2004	2003
Sales to customers:
United States	$2,048,306	$2,043,465	$776,835	$838,033
Far East	431,200	93,993	144,240	26,023
Canada	999,717	750,605	113,935	63,399

	$3,479,223	$2,888,063	$1,035,010	$927,455

Net property, plant and equipment by country were as follows:

	October 31, 2004	October 31, 2003
United States	$380,960	$217,359
Malaysia	378,646	431,944

Total property, plant and equipment, net	$759,606	$649,303

Three customers each accounted for more than 10% of total sales and together accounted for approximately 60% of total sales for the nine months ended October 31, 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

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

The “Strategy,” “Critical Accounting Estimates” and “Outlook” sections all contain a number of forward-looking statements, all of which are based on our current expectations. Our actual results may differ materially. These statements do not reflect the potential impact of any mergers, acquisitions, divestitures or other business combinations that had not closed as of December 14, 2004.

Recent Developments

     On December 7, 2004, our line of credit was reduced from $1,200,000 to $500,000, and we currently do not have a line of credit available until we pay part or all of it down. The line has not been terminated, just reduced. At December 7, 2004 we had balance of $960,000 on our line of credit of which $460,000 was converted to a term loan. The term loan payments are based on a five year term with a balloon payment due at the end of two years. The first scheduled term loan payment is due on January 10, 2005.

     During the second and third quarters, we invested $300,000 in Slamdance Media Group, LLC (“Slamdance”). Slamdance is comprised of distribution and talent-management units, and has an agreement for a home-entertainment output deal with Ventura Entertainment to sell new entertainment products under the Slamdance label. The Company agreed to invest an additional $200,000 by January 15, 2005 for a total ownership interest in Slamdance of 12.5%. This investment is at risk and the Company could lose its $300,000 investment. On December 10, 2004, the Company notified Slamdance that it decided not to invest the remaining $200,000, and the Company has asked Slamdance to cancel the agreement and return the $300,000 already paid.

     On June 25, 2004 we formed a joint venture with Prestan Products LLC (“Prestan”) for the design of new products, distribution and the upgrade and repair of our existing safety products. Prestan began operations in August 2004. The engineering, design and distribution of products will be from our full service hub in Ohio with the manufacturing being performed by our SETO Technology operating segment in Malaysia. As of December 10, 2004, we have funded a total of $300,000 to Prestan for a 20% interest and we were scheduled to invest another $200,000 for an additional 13% interest which we have since cancelled until further notice.

     On March 15, 2004, we filed a report on Form 8-K containing a press release announcing an “odd-lot” purchase program for stockholders of less than 100 shares of the Company’s common stock, whereby stockholders will have the opportunity to sell their shares to the Company for a price of $0.20 per share with no brokerage fees. According to management, in the event that the odd-lot program reduces the number of the Company’s registered stockholders to less than 300, the Company may deregister its common stock and suspend its reporting obligation under the Securities Exchange Act of 1934, which would result among other things, in the Company common stock being de-listed from the Bulletin Board and only being quoted on the Pink Sheets®, which is a centralized quotation service that collects and publishes market maker quotations in real time. The odd-lot program expired on June 15, 2004.

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

     East Coast Sales Company – East Coast Sales Company (ECS) operating segment specializes in the distribution and value added fabrication of technical ceramic products for the airline security industry and jet engine manufacturers, and distributes clean room supplies and tools. Our strategy for ceramic fabrication is to increase our production efficiency by utilizing our foreign subsidiary’s labor force and updating our machinery. After September 11th, East Coast Sales experienced an increase in demand for its ceramic products used in the manufacture of airport safety and detection devices. Our three major customers are developing new products which will require our ceramic products. In addition to airport security devices, our ceramic products are used in military defense equipment such as missiles, and by manufacturers of jet engines for both commercial and military use. In order to increase the acceptance and deployment of our ceramic products, we are focused on providing our customers with the highest quality products and services.

     Semicon Tools and DTI Technology – Semicon Tools and DTI Technology operating segment’s strategy is to produce quality diamond cutting tools for the semiconductor industry. These cutting tools have diamond particles captured in a nickel metal or resin matrix, each with micron size diamond particles to form very small precision cutting edges made to close tolerances. The diamond blades are used as the dicing/cutting saw blades of precision computer controlled electronic cutting devices that are needed in the electronic and semiconductor industries to cut and separate integrated circuits and discrete devices from processed wafers. Complimenting our dicing blade line, we manufacture other supplementary products including diamond scribing tools for specialty coated glass such as mirrors and sapphire substrates for LED chips. We also manufacture natural and synthetic diamond tips known as Thermodes and Synthrodes which are used in the tape automated bonding process. We are currently consulting with an outside source in Taiwan to improve our manufacturing process and diamond tool technology. The diamond tool segment is very dependent on the semiconductor industry which over the last three years has experienced economic decline and started to show signs of growth. The diamond blades manufactured by DTI Technology are a vital part of East Coast Sale’s ceramic fabrication process.

     SETO Technology – SETO Technology’s strategy is to provide contract-manufacturing services for personal electronic safety devices and to produce medical, automotive and mining safety devices. This segment is currently developing and/or selling medical training products, personal safety devices and safety helmets. Currently this segment’s main product is a CPR training device used by the medical industry. We have five different models under contract on an exclusive basis. SETO Technology has also contracted with a third party to develop and manufacture a safety helmet that we expect to bring to market some time in calendar year 2005. Due to some negative responses from our market survey, the Underwriter Laboratories approval testing was halted until our redesigned products are completed and tested internally. Our new joint venture with Prestan Products LLC will provide additional engineering services for new safety products, aid in reconfiguring current product designs and the distribution of our safety products from Ohio. In addition, during the second quarter we hired a new national sales manager who will be responsible for the marketing of our safety products. As of December 10, 2004, we are reevaluating our investment in Prestan and we have decided not to invest any more money in the Joint venture until we reach a final conclusion.

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

     Inventory – Our policy for valuation of inventory, including the determination of obsolete or excess inventory, requires us to estimate the future demand for our products within specific time horizons, generally one year or less. If our demand forecast for specific products is greater than actual demand and we fail to reduce manufacturing output accordingly, we could be required to record additional inventory reserves, which would have a negative impact on our gross margin.

     Non-Marketable Equity Securities – We invested in non-marketable securities of private companies; the proceeds from our investments contribute a portion of the funds required for these companies to grow.

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

     We formed a joint venture and have a 20% interest in Prestan Products LLC, a development stage US designer, developer and marketer of personal medical training devices and supplies among other products, with a carrying value of $300,000 at October 31, 2004. During the second quarter of fiscal 2005, we paid $300,000 in cash for a 20% equity interest and we are scheduled to invest an additional $200,000. However, our investment in Prestan was consolidated according to Financial Interpretation No. 46(R) (“Fin 46”) and the investment account, along with any other intercompany transactions were eliminated. This investment is intended to provide SETO with an opportunity to design, develop, market and distribute our personal safety products. On December 10, 2004, we decided not to invest any more money in Prestan until we reevaluate our financial condition.

     We also invested $300,000 in cash in Slamdance Media Group LLC, a US distributor of entertainment products, with a carrying value of $500,000 at October 31, 2004. This investment is intended to provide SETO with additional investment income. We agreed to invest an additional $200,000 in Slamdance Media LLC by January 15, 2005. On December 10, 2004, we notified Slamdance that we decided to not invest the remaining $200,000 in Slamdance and we are trying to get our $300,000 deposit returned.

     Our ability to recover our strategic investments in non-marketable equity securities and to earn a return on these investments is primarily dependent on how successfully these companies are able to execute their business plans and how well their products and services are accepted, as well as their ability to obtain financing for continued operations, to grow and to take advantage of liquidity events. In the current equity market environment, the companies’ ability to obtain additional funding as well as to take advantage of liquidity events, such as mergers and private sales, remain constrained.

     We review all of investments quarterly for impairment; however, for non-marketable equity securities, the impairment analysis requires significant judgment to identify events or circumstances that would likely have a significant adverse effect on the fair value of the investment. The indicators we use to identify those events or circumstances include (a) the investee’s revenue and earnings trends relative to predefined milestones and overall business prospects, (b) the general market conditions in the investee’s industry, and (c) the investee’s liquidity, debt ratios and the rate at which the investee is using its cash.

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

     Investments in non-marketable securities are inherently risky and our investments can fail. Their success (or lack thereof) is dependent upon product development, market acceptance, operational efficiency and other key business success factors. In addition, depending on their future prospects, they may not be able to raise additional financings when needed or they may receive lower valuations, with less favorable investments terms than previous financings, and the investments would likely be impaired.

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

     We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a reserve, in the form of a valuation allowance, for the deferred tax assets that we estimate will not ultimately be recoverable. As of October 31, 2004, we believe that our recorded deferred tax assets will ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets; our tax provision would increase in the period in which we determine that the recovery is not probable.

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

Results of Operations

   Third Quarter of Fiscal 2005 Compared to third Quarter of Fiscal 2004

     The following table sets forth certain consolidated statements of income data as a percentage of net revenue for the periods indicated:

	Three Months Ended
	October 31,	October 31,
	2004	2003
Net revenues	100.00%	100.00%
Cost of sales	37.92%	38.56%

Gross margin	62.08%	61.44%
Selling, general and administrative expenses	68.71%	59.22%
Amortization & impairment of acquisition-related intangibles	1.50%	1.61%

Operating income (loss)	(8.13%)	0.61%

     Our net revenue for Q3 2005 of $1,035,010 was up approximately 12% compared to Q3 2004, primarily due to the increase in demand for our diamond cutting tools and safety products. Net revenue for our diamond tool segment increased 95% compared with Q3 2004 which is primarily due to higher sales volume and lower unit prices. Our contract ceramics revenues were down 7% compared with Q3 2004, primarily due to less sales orders from the airline security industry.

     Our gross margin percentage in Q3 2005 of 62% was 1% higher compared to Q3 2004. The gross margin for our diamond tool segment of 35% was lower compared to 54% during Q3 2004, which was primarily due to lower unit prices in Q3 2005; our gross margin for our ceramics division increased to 68% compared to 58% in Q3 2004, which was primarily due higher unit prices; and our gross margin for our contract manufacturing segment increased from 22% in Q3 2004 to 31% in Q3 2005, which was primarily due to an increase in sales volume. See “Outlook” for a discussion of gross margin expectations.

     Our Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) for Q3 2005 was $31,066 compared to ($337,624) for Q3 2004. If we exclude the consolidated loss from Prestan Products, LLC of $167,187, our EBITDA would have been $198,253 for the third quarter of fiscal 2005.

   Ceramics - East Coast Sales Company

     The revenue and operating income for the East Coast Sales Company operating segment for the third quarter of 2005 and 2004 were as follows:

	October 31,	October 31,
	2004	2003
Revenue	$641,346	$693,115

Operating income	$209,523	$141,655

     The East Coast Sales Company operating segment is our ceramics division, which experienced a decrease in sales due to the decrease in demand from the airline security manufacturing industry. Net revenues for this segment decreased $51,769 or 7% in Q3 2005 compared to Q3 2004. The decrease in revenue was due to lower sales of custom cut ceramics that is used in airport security devices.

     Net operating income for the East Coast Sales Company operating segment increased by $67,868 or 48% compared to Q3 2004 primarily due to the allocation of certain overhead costs to DTI and SETO Technology.

     Diamond Tools – Semicon Tools/DTI Technology

     The revenue and operating income for the diamond tool operating segment for the third quarter of 2005 and 2004 were as follows:

	October 31,	October 31,
	2004	2003
Revenue	$116,987	$92,373

Operating loss	($67,097)	($112,670)

     Net revenue for Q3 2005 was up compared to Q3 2004. The net operating loss for Q3 2005 decreased $45,573 or 40%, compared to Q3 2004. The decrease in the net operating loss from fiscal Q3 2004 to Q3 2005 was primarily due to Semicon Tools allocating a significant percentage of the Company’s overhead expenses to other segments. These overhead expenses include officers and administrative salaries, rent, professional fees, public relations expense, insurance expense, regulatory fees, stock administrative costs and travel expenses all of which have all increased from Q3 2004.

      Contract Manufacturing – SETO Technology

     The revenue and operating income for the contract manufacturing operating segment for the third quarter of 2005 and 2004 were as follows:

	October 31,	October 31,
	2004	2003
Revenue	$276,677	$141,967

Operating income (loss)	($226,699)	($23,484)

     Net revenue for Q3 2005 was up $134,710 or 95%, compared to Q3 2004, primarily due to an increase in sales from a major customer who redesigned one of their products. Operating loss for the third quarter fiscal 2005 increased $203,215 which was primarily due to the application FIN 46(R) which required the consolidation of Prestan Products, LLC (“Prestan”), whose loss amounted to $197,224 for the third quarter. Prestan is a development stage company who offers engineering services for medical training devices and warehousing for SETO Safety products. We also experienced increased marketing, consulting and travel expenses regarding our safety helmet and the allocation of certain overhead expenses from Semicon Tools and East Coast Sales Co.

      Operating Expenses

     Operating expenses for the third quarter of 2005 and 2004 were as follows:

	October 31,	October 31,
	2004	2003
Selling, general and administrative expenses	$711,172	$549,287

Amortization & impairment of acquisition-related intangibles	$15,548	$15,000

     Selling, general and administrative expenses increased $161,885 or 29% compared to Q3 2004. This increase was primarily due to the consolidation of Prestan Products, LLC (See Note No. 7 in the financial statements) and higher overhead costs.

     Amortization and impairment of acquisition-related intangibles was $15,548 and $15,000 in Q3 2005 and Q3 2004, respectively. This expense is related to our purchase of customer lists in 2002 and trademark costs incurred during the third quarter of fiscal 2005 related to our safety helmet. If market conditions change and it is deemed that the customer lists and safety helmet do not have any future benefit and become impaired, we may write off the entire amount, which would have a negative effect on our operating income.

      Interest and Other, Net

     Interest and other, net and taxes for the third quarter of 2005 and 2004 were as follows:

	October 31,	October 31,
	2004	2003
Interest income	$1	($7,920)
Loss on write off of a note receivable		($364,193)
Interest expense	($11,230)	($3,204)
Foreign currency exchange loss	($513)	($357)
Provision for income taxes (benefit)	($39,174)	$17,526

     In Q3 2005, interest income increased primarily due to the write of off interest receivable from G-Com Net which was written off in the third quarter of fiscal 2004.

     Interest expense increased $8,026 or 250%, in Q3 2005 compared to $3,204 in Q3 2004. This increase was primarily due to us drawing down on our line-of-credit during the third quarter of fiscal 2005. See “Financial Condition” section for a more detailed discussion of our financing activities.

     Foreign currency exchange loss was relatively flat compared to Q3 2004. We experience currency translation gains or losses when we purchase items from foreign countries (other than Malaysia) whose currencies are not pegged to the U.S. Dollar. Historically, these gains and losses have been insignificant and therefore we do not expect any significant losses in the future.

     Our effective income tax benefit on our US income was -28% in Q3 2005 compared to an effective income tax rate of 2% for Q3 2004. The decrease in the effective tax rate in Q3 2005 is primarily due to the decrease in net income from our U.S. operating segment East Coast Sales Company. The reduction in U.S. net income will absorb less of a portion than we originally anticipated, of our federal net operating loss carryforward. Our deferred tax benefit amounted to $39,174 in third quarter of fiscal 2005. We expect to realize the full benefit of our net operating loss carryover by fiscal 2010.

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

     Fuji Fabrication had no sales for the three months ended October 31, 2003. There were no general and administrative expenses for the three months ended October 31, 2003. The Company ceased Fuji’s operations on October 31, 2003.

First Nine months of Fiscal 2005 Compared to the First Nine Months of Fiscal 2004

The following table sets forth certain consolidated statements of income data as a percentage of net revenue for the periods indicated:

	Nine Months Ended
	October 31,	October 31,
	2004	2003
Net revenues	100.00%	100.00%
Cost of sales	42.86%	38.10%

Gross margin	57.14%	61.90%
Selling, general and administrative expenses	58.27%	56.13%
Amortization & impairment of acquisition-related intangibles	1.30%	1.55%

Operating income (loss)	(2.43%)	4.22%

     Our net revenue for the first nine months of fiscal 2005 of $3,479,223 was up approximately 20% compared to the first nine months of fiscal 2004, primarily due to the increase in demand for our diamond cutting tools and safety devices. Net revenue for our diamond tool segment increased 63% compared with first nine months of fiscal 2004 which is primarily due to higher sales volume. Our contract manufacturing revenues were up 40% compared with the first nine months of fiscal 2004, primarily due to a customer redesigning their product which we are now manufacturing for them.

     Our gross margin percentage for the first nine months of fiscal 2005 of 57% was 5% lower compared to 2004. The gross margin for our diamond tool segment was slightly lower compared to the first nine months of fiscal 2004, which was primarily due to an increase material cost and lower margins; our gross margin for our ceramics division did not change from 59% during the first nine months of fiscal 2004; and our gross margin for our contract manufacturing segment slightly increased, which was primarily due to an increase in sales which was offset slightly by Prestan’s cost of sales. See “Outlook” for a discussion of gross margin expectations.

     Our Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) for the first nine months of 2005 was $160,328 compared to ($88,903) for the first nine months of fiscal 2004. If we exclude the consolidated loss from Prestan Products, LLC of $167,187, our EBITDA would have been $327,515 for the first nine months of fiscal 2005.

      Ceramics - East Coast Sales Company

     The revenue and operating income for the East Coast Sales Company operating segment for the first nine months of 2005 and 2004 were as follows:

	October 31,	October 31,
	2004	2003
Revenue	$2,434,033	$2,199,280

Operating income	$647,495	$426,536

     The East Coast Sales Company operating segment is our ceramics division, which experienced an increase in sales due to the increased demand from the jet engine manufacturing industry and the airline security manufacturing industry. Net revenues for this segment increased $234,753 or 10% in the first nine months of fiscal 2005 compared to 2004. The increase in revenue was due to higher sales of custom cut ceramics that are both used in the manufacturing of jet engines and airport security devices.

     Net operating income for the East Coast Sales Company operating segment increased by $220,959 or 52% compared to the first nine months of fiscal 2004 primarily due to the increased in demand from industries mentioned above and the allocation of certain overhead costs to DTI and SETO Technology.

      Diamond Tools – Semicon Tools/DTI Technology

     The revenue and operating income for the diamond tool operating segment for the first nine months of 2005 and 2004 were as follows:

	October 31,	October 31,
	2004	2003
Revenue	$577,762	$354,946

Operating loss	($306,497)	($276,127)

     Net revenue for the first nine months of fiscal 2005 was up compared to 2004. The net operating loss for the first nine months of fiscal 2005 increased $30,370 or 11%, compared to 2004. The increase in the net operating loss from the first nine month of fiscal 2004 to 2005, was primarily due to lower margins and increased selling expenses.

      Contract Manufacturing – SETO Technology

     The revenue and operating income for the contract manufacturing operating segment for the first nine months of 2005 and 2004 were as follows:

	October 31,	October 31,
	2004	2003
Revenue	$467,428	$333,837

Operating income (loss)	($426,393)	($29,088)

     Net revenue for the first nine months of fiscal 2005 was up 133,591 or 40% compared to 2004. This was primarily due to a customer increasing their sales order for a product they redesigned in the past year. However, we are still experiencing delays with our new safety helmet and are redesigning our new helmet that was to be released this quarter. Operating loss for the first nine months of fiscal 2005 increased $397,305 which was primarily due to the application of FIN No. 46(R) which required us to consolidate our investment in Prestan Products LLC. Prestan’s loss from operations for the nine months ended amounts to $193,450. We also experienced increased marketing, consulting and travel expenses regarding our safety helmet and the allocation of certain overhead expenses from Semicon Tools and East Coast Sales.

      Operating Expenses

     Operating expenses for the first nine months of fiscal 2005 and 2004 were as follows:

	October 31,	October 31,
	2004	2003
Selling, general and administrative expenses	$2,027,576	$1,621,284

Amortization & impairment of acquisition-related intangibles	$45,548	$45,000

     Selling, general and administrative expenses increased $406,292 or 25% compared to the first nine months of fiscal 2004. This increase was primarily due the consolidation of Prestan Products LLC and higher salaries and wages, consulting expense, insurance expense, depreciation expense, travel expense and professional fees relating to the introduction of our new safety products.

     Amortization and impairment of acquisition-related intangibles was $45,548 in the first nine months of fiscal 2005 and 2004. This expense is related to our purchase of customer lists in 2002 and for trademark costs incurred this year. If market conditions change and it is deemed that the customer lists do not have any future benefit and become impaired, we may write off the entire amount, which would have a negative effect on our operating income.

      Interest and Other, Net

     Interest and other, net and taxes for the first nine months of fiscal 2005 and 2004 were as follows:

	October 31,	October 31,
	2004	2003
Interest income	$6	$11,958
Gain (loss) on sale of assets	($324)	31,749
Interest expense	($25,078)	($14,595)
Foreign currency exchange loss	($1,223)	($1,058)
Loss on write off of a note receivable		(364,193)
Provision for income taxes	$33,231	$45,037

     In the first nine months of fiscal 2005, interest income decreased primarily due to the absence of the payments we received on our note receivable from G-Com Net in the first nine months of fiscal 2004.

     Interest expense increased $10,483 or 72%, to $25,078 in first nine months of 2005 compared to $14,595 in 2004. This increase was primarily due to us drawing down on our line-of-credit during the first nine months of fiscal 2005. See “Financial Condition” section for a more detailed discussion of our financing activities.

     Foreign currency exchange loss was relatively flat compared to the first nine months of fiscal 2004. We experience currency translation gains or losses when we purchase items from foreign countries (other than Malaysia) whose currencies are not pegged to the U.S. Dollar. Historically, these gains and losses have been insignificant and therefore we do not expect any significant losses in the future.

     Our effective income tax rate on our US income was 9% in the first nine months of fiscal 2005 compared to an effective income tax rate of 2% for 2004. The increase in the effective tax rate in first nine months of fiscal 2005 is primarily due to the net income from our U.S. operating segment East Coast Sales Company. This net income will absorb a portion of our federal net operating loss carryforward. Deferred tax expense amounted to $19,527 during the first nine months of fiscal 2005. We expect to realize the full benefit of our net operating loss carryover by fiscal 2010.

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

     Fuji Fabrication had no sales for the nine months ended October 31, 2003. The company ceased Fuji’s operations on October 31, 2003.

     Financial Condition

     At October 31, 2004, cash totaled $198,739, up from $146,750 at January 31, 2004. At October 31, 2004, total short-term and long-term debt was $1,607,703. an increase of $894,575 compared to January 31, 2004. These increases are attributable primarily to us drawing down $373,050 on our line of credit, which was used to fund our investments in Prestan Products LLC and Slamdance Media Group LLC and also includes the accrual for the additional $200,000 we possibly could owe Slamdance. At October 31, 2004, total debt represented 73% of stockholders’ equity. On December 7, 2004, $460,000 of our credit line was converted to a term loan. The loan term is 24 months and amortization of the loan will be based upon a term of 60 months, with a balloon payment due at maturity. Interest is stated at 3.75% plus the one-month LIBOR published in the Wall Street Journal and based upon actual days elapsed over a 360-day year. In addition, our line of credit has been reduced to $500,000 and as of December 7, 2004, we had utilized the full amount of our line-of-credit. We are currently making efforts to pay down our line of credit and we will cut certain administrative expenses in order to cover our higher monthly debt service.

     For the first nine months of fiscal 2005, cash provided by operating activities was $23,585, compared to $514,035 in 2004. This decline was mainly due to the increase in our accounts receivable balance from January 31, 2004 to October 31, 2004 compared to a decrease in accounts receivable from January 31, 2003 to October 31, 2003 which resulted in more cash. Cash was provided by net income adjusted for non-cash related items. Working capital uses of cash included an increase in accounts receivable, inventories, prepaid expenses and other assets. For the first nine months of fiscal 2005, our three largest customers accounted for approximately 60% of net revenue, with one of these customers accounting for approximately 29% of net revenue. At October 31, 2004, these three largest customers accounted for approximately 33% of net accounts receivable.

     We used $483,804 in net cash for investing activities during the first nine months of fiscal 2005, compared to $87,639 during 2004. The increase in cash used for investing activities as compared to the first nine months of fiscal 2004 was due to the $300,000 investment made in Slamdance Media Group LLC and the $300,000 cash investment in Prestan Products, LLC which was consolidated and eliminated on our balance sheet according to FIN 46(R) otherwise cash used for investing activities would have been $783,804. Capital expenditures for the first nine months of fiscal 2005 increased $39,255 compared to fiscal 2004. We anticipate capital expenditures of $200,000 for fiscal 2005.

     Cash provided by financing activities amounted to $512,208 in the first nine months of fiscal 2005, compared to cash used by financing activities of ($755,338) in 2004. The major financing source of cash was the $557,535 we drew down on our line of credit to finance the two investments we made in June. The major financing uses of cash for the first nine months of fiscal 2005 and 2004 were the repayment of long-term debt and repurchase of our common stock. In first nine months of fiscal 2005, we purchased 219,200 shares of our common stock for $38,134. As of December 7, 2004, we no longer have our line of credit available for another source of liquidity, but we are taking measures to pay down the line of credit.

     We believe that we have the financial resources needed to meet our anticipated business requirements for the next 12 months, including capital expenditures for the expansion or upgrading of our manufacturing capacity and working capital requirements.

     Risk Factors

     Our activities may require additional financing, which may not be available on acceptable terms, if at all.

     As our business expands, we expect to increase our expenses for sales, marketing and product development efforts. Although there can be no assurance, we believe that we have sufficient capital resources from operations to finance our operational requirements through January 31, 2005. If we incur operating losses, or if unforeseen events occur that would require additional funding, we may need to raise additional capital or incur debt to fund our operations. We would expect to seek such capital through sales of additional equity or debt securities and/or loans from banks, but there can be no assurance that such funds will be available to us on acceptable terms, if at all. Failure to obtain such financing or obtaining it on term not favorable to us could have a material adverse affect on future operating prospects and continued growth, as well as diluting investors in an offering.

     Approximately 60% of our sales for the nine months ended October 31, 2004 were generated from three (3) customers and, accordingly, the loss of any one such customer could have a material adverse effect.

     As of October 31, 2004, three customers accounted for 60% of our sales. We are seeking to broaden our customer base by introducing new products and introducing a new cutting blade; however, no assurance can be given that our efforts will be successful or that these three customers will not continue to account for a large concentration of our sales. The loss of one or more of these three customers, or any other customer that accounts for a significant portion of our sales, could materially adversely effect our business, operating results, and financial condition.

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

Our investments in non-marketable securities are at risk

At October 31, 2004, we held $600,000 in non-marketable equity securities. We have decided not to meet our future obligations to fund these entities of $200,000 by January 15, 2005 in Slamdance and an additional $200,000 in Prestan. This could result in breach of contract actions against us as well as impairment of these investments, both of which would have a material adverse effect on us.

If we are not current in our periodic filings with the SEC, we could lose our eligibility to trade our securities on the OTC Bulletin Board, which would have an effect on our ability to raise additional funds.

     We are required to file annual and quarterly reports with the SEC, pursuant to the Securities Exchange Act of 1934, as amended, and the rules promulgated thereunder. To the extent we do not file such reports timely, our securities may not longer be permitted to be traded on the OTC Bulletin Board, and would then be listed on the “pink sheets.” Such action would have an adverse affect on our ability to raise additional funds in the future since many potential investors will not invest in companies whose securities are traded on the “pink sheets.”

Outlook

     In general, as we look ahead to the last quarter of fiscal 2005, the outlook continues to be uncertain, and we anticipate a quarter that will be largely driven by the airline security, military, jet engine, semiconductor industries, the need for medical training devices and supplies as well as the global economy. Although it is difficult to predict product demand for the rest of fiscal 2005, we expect a 15% to 20% increase in revenue from our ceramic segment, East Cost Sales Company. The outlook for the diamond tools industry is showing some strength, and with the acceptance of our new three new cutting blades, sales could increase 5%-15% during the next quarter of fiscal 2005. The diamond tool industry is very dependent on the semiconductor industry, which over the last three years has experienced economic decline and is now starting to show signs of growth. The outlook for the contract manufacturing segment for the rest of fiscal 2005 should be stronger than fiscal 2004. With the increase in medical training products and supplies, and the hiring of a new national sales manager, sales for our contract manufacturing segment should grow 20%-25% in the final quarter of fiscal 2005. In this environment, revenue growth for our new safety helmet is largely dependent on the commercial acceptance of our current designs and successfully marketing the designs to the safety and rescue industries, which we can not assure.

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

     We do not expect net gains from equity securities for fiscal 2005. It is not possible to know at the present time whether specific investments are likely to be impaired or the extent or timing of individual impairments. At October 31, 2004, we held non-marketable equity securities with a carrying value of $600,000. These investments could fail or be rescinded in full or in part. Their success (or lack thereof) is dependent upon product development, market acceptance, operational efficiency and other key business success factors. In addition, depending on their future prospects, they may not be able to raise additional financings when needed or they may receive lower valuations, with less favorable investment terms than in previous financings, and the investments would likely become impaired. However, we are not able to determine at the present time which specific investments are likely to be impaired in the future, or the extent or timing of individual impairments

     In fiscals 2003 and 2004 we improved our cutting blade facility and updated our ceramics fabrication facility. We expect that capital spending will be $200,000 for fiscal 2005 which is up from $156,319 in fiscal 2004. The increase is primarily due to the expected equipment needed to upgrade our ceramics cutting equipment. If market demand does not grow or our new products are not accepted, revenues and gross margins may also be adversely affected.

     Depreciation for fiscal 2005 is expected to be approximately $220,000, compared to $196,501 in fiscal 2004.

     We expect amortization of other intangible assets to be approximately $61,096 in fiscal 2005, as compared to $60,000 in fiscal 2004. As of October 31, 2004 amortization expense totaled $45,548.

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

     We expect our effective tax rate to be approximately 25% for fiscal 2005. This estimate is higher than the rate in fiscal 2004, primarily due to the anticipated increase in net income from our East Coast Sales Company operating segment and the use of our available net operating loss carryover for federal income tax purposes. The expected rate is based on current tax law and is subject to change.

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

     A substantial majority of our revenue, expense, and capital purchasing activities are transacted in U. S. dollars. However, we do enter into these transactions in other currencies, primarily the Malaysian Ringgit. The Malaysian Ringgit is pegged to the U.S. Dollar and is translated to U.S. dollars for consolidated purposes. In first nine months of fiscal 2005 we reported a foreign currency exchange loss of $1,223, compared to a loss of $1,058 in 2004, neither of which materially impacted the financial statements.

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

SETO Holdings, Inc.

Registrant

By: /s/ Eugene J. Pian

Eugene J. Pian, President President and Chief Executive Officer Date: December 14, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Eugene J. Pian

Eugene J. Pian
President and Chief Executive Officer
Date: December 14, 2004

/s/ Craig A. Pian

Craig A. Pian
Executive Vice President and
Chief Financial Officer
Date: December 14, 2004